Form 10-Q
period 2004-09-30
Eagle Hospitality Properties Trust, Inc.
filed 2004-11-15
CIK 1289169

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission file number: 001-32279

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

(Exact name of registrant specified in its charter)

Maryland	55-0862656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 E. RiverCenter Blvd., Suite 480, Covington, KY

(Address of principal executive office)

41011

(Zip Code)

(859) 581-5900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Securities Exchange Act).     Yes  ☐    No  ☒

The Company has only one class of common stock, par value $0.01 per share, with 16,917,373 shares outstanding as of November 5, 2004.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

We refer to Eagle Hospitality Properties Trust, Inc. as the “Company” and EHP Operating Partnership, L.P. as the “Operating Partnership.”

The Company’s financial statements should be read in conjunction with the notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and in our Registration Statement on Form S-11 (SEC File No. 333-115213).

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

BALANCE SHEET

	September 30, 2004	June 30, 2004
	(Unaudited)
Asset:

Cash	$1,000	$1,000

Stockholders’ Equity:

Preferred stock, $.01 par value, authorized – 10,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized – 100,000,000 shares, 100 shares issued and outstanding	1	1
Additional paid-in capital	999	999

Total Stockholders’ Equity	$1,000	$1,000

See accompanying notes to balance sheet.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

NOTES TO BALANCE SHEET

September 30, 2004

(Unaudited)

Note A—Organization

The Company was incorporated in Maryland on April 5, 2004, but had no operations through September 30, 2004 other than matters relating to its organization and the issuance of 100 shares of common stock, par value $.01 per share, to its initial stockholder for $10 per share. The Company redeemed such initial 100 shares for the original purchase price simultaneously with the closing of the Offering (as defined below) on October 6, 2004.

Note B—Summary of Significant Accounting Policies

Basis of Accounting

The books and records of the Company are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

Income Taxes

The Company intends to elect to be taxed as a real estate investment trust (“REIT”) and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the Company will not be subject to federal income tax to the extent of its distributions to stockholders.

Although the Company does not expect its income to be subject to federal income tax due to its status as a REIT, the company’s taxable REIT subsidiaries (“TRS”) are subject to federal, state and local income taxes.

Profit and Loss Allocations and Distributions

As a REIT, the Company intends to declare regular quarterly distributions in order to distribute substantially all of its taxable income to stockholders each year.

Consolidation Policy

The Company’s consolidated financial statements include wholly owned subsidiaries and those subsidiaries in which it owns a majority voting interest with the ability to control operations of the subsidiaries and where no approval, veto or other important rights have been granted to the minority equity owners. The Operating Partnership is the only subsidiary in which the Company owns a majority voting interest with the ability to control its operations and where no approval, veto or other important rights have been granted to minority equity owners. In addition, the Company consolidates those entities, if any, where it is deemed to be the primary beneficiary in a variable interest entity (as defined by FASB Interpretation 46 “Consolidation of Variable Interest Entities” (“FIN 46”)). The entity that owns the Embassy Suites Hotel

Cincinnati-RiverCenter is considered a variable interest entity because of the Company’s right and obligation to purchase the remaining 51% interest that is currently owned by William P. Butler and because the Company has the right to receive all excess cash generated by such entity after payment of a stated cumulative distribution payable to the holder of the remaining 51% interest. Other than the Operating Partnership and the entity that owns the Embassy Suites Hotel Cincinnati-RiverCenter, the Company owns no interest in any other entities that are not its wholly owned subsidiaries. All significant intercompany transactions and accounts will be eliminated for presentation purposes in the consolidation.

Note C—Formation Transactions

On September 30, 2004, the Company’s Registration Statement on Form S-11 (SEC File No. 333-115213) was declared effective by the Securities and Exchange Commission. On October 1, 2004, the Company executed an underwriting agreement pursuant to which the Company agreed to sell 16,770,833 shares of common stock to the underwriters named therein (the “Offering”). The Offering closed on October 6, 2004. The managing underwriters for the Offering were A.G. Edwards & Sons, Inc. and Wachovia Capital Markets, LLC.

The Company is the general partner of, and holds a controlling interest in, EHP Operating Partnership, L.P., a Maryland limited partnership (the “Operating Partnership”). Upon consummation of the Offering, the Operating Partnership succeeded to interests in nine hotels owned previously by entities directly or indirectly controlled by Corporex Companies LLC (“Corporex”). The Company is self-administered and self-managed and will conduct all of its business activities through the Operating Partnership. As sole general partner of, and owner of a 74% interest in the Operating Partnership, there are no restrictions on the Company’s ability to cause the Operating Partnership to enter into major transactions.

The following “formation transactions” occurred on or after October 6, 2004:

•	The Company contributed the net proceeds of the Offering to the Operating Partnership in exchange for Operating Partnership units.

•	The Company made a net cash payment equal to $28,600,592 plus $4,499,207, which was an amount equal to such hotels’ collective net working capital as of the closing, and issued 146,540 shares of Common Stock to acquire the Hyatt Regency Rochester and the Embassy Suites Hotel Tampa-Airport/Westshore through an acquisition of single purpose entities that own the hotels. By agreement with the original contributors, the acquisition of these entities was deemed to be effective as of October 1, 2004. The Company contributed the single purpose entities that own the hotels to the Operating Partnership. In connection with these transactions, the Operating Partnership assumed approximately $33.4 million of mortgage debt relating to these two hotels.

•	To acquire a 49% interest in the single purpose entity that owns the Embassy Suites Hotel Cincinnati-RiverCenter and a 100% interest in the single purpose entities that own the remaining six initial hotels, the Operating Partnership issued an aggregate of 5,566,352 Operating Partnership units and made a cash payment equal to $21,399,408 plus $3,404,318, which was an amount equal to such hotels’ collective net working capital as of the closing. By agreement with the original contributors, the acquisition of these entities was deemed to be effective as of October 1, 2004. Because the Company has the right and obligation to acquire the remaining 51% interest in the single purpose entity that owns the Embassy Suites Hotel Cincinnati-RiverCenter in exchange for 427,485 Operating Partnership units, the assets, liabilities and operations of such entity will be included in the Company’s consolidated financial statements as the entity is deemed to be a variable interest entity (as defined by FIN46). In addition, the Operating Partnership assumed approximately $151.9 million of consolidated mortgage debt and $21.4 million of related-party debt relating to these seven hotels. The amounts do not include earn-out payments totaling in the aggregate up to 833,333 additional operating partnership units, which will be payable over a three-year period to the original contributors of the Embassy Suites Hotel Columbus/Dublin, the Embassy Suites Hotel Cleveland/Rockside and the Embassy Suites Hotel Denver-International Airport only if certain operating measurements are achieved during any trailing 12-month period within three years of the contribution.

•	If the Company disposes of any of the initial hotels (other than the Embassy Suites Hotel Tampa-Airport/Westshore and the Hyatt Regency Rochester), the Company would be obligated to indemnify the original contributors (including their permitted transferees and persons who are taxable on the income of a contributor or permitted transferee) against certain tax consequences of the sale. A more comprehensive discussion of the tax indemnification agreement is contained in our Registration Statement on Form S-11 (SEC File No. 333-115213).

•	The Operating Partnership used approximately $44.1 million of the net proceeds of the Offering to repay other outstanding consolidated mortgage debt on the initial nine hotel properties and $21.4 million to repay outstanding loans from Corporex and Commonwealth Hotels, Inc.

•	The Operating Partnership leased each of the initial properties to a TRS, which is wholly owned by the Operating Partnership.

•	We issued 208,332 shares of common stock to Corporex, which shares will vest after one year unless our strategic alliance agreement with Corporex is terminated in the first year due to a default by Corporex.

Note D—Organizational, Offering, General and Administrative Costs

On or after October 6, 2004, the Company paid approximately $5.2 million of expenses related to the offering and other formation-related transactions (excluding underwriting discounts).

Note E—Restricted Stock

On October 6, 2004, the Company issued to its executive officers and directors an aggregate of 216,668 shares of restricted stock under the Company’s 2004 Long-Term Incentive

Plan. With respect to the Company’s Chairman and each of its executive officers, one-fifth of the shares of restricted stock vest on each anniversary of the date of grant. With respect to the remaining directors, all of the shares of restricted stock vest on the first anniversary of the date of grant. Distributions will be paid on all restricted stock, whether or not vested, at the same rate and on the same date as on shares of common stock.

Note F—Commitments and Contingencies

The Company expects to make quarterly distributions to its stockholders. Due to the Company’s structure as discussed in Note C, the Company’s ability to make such quarterly distributions will depend upon cash the Company receives from cash generated by the operations of the Operating Partnership.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of financial condition, results of operations, liquidity and capital resources in conjunction with our combined historical financial statements and the related notes included herein and in our Registration Statement on Form S-11 (SEC File No. 333-115213).

Disclosure Regarding Forward-Looking Statements

We make forward-looking statements in this Quarterly Report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. Statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;

•	our forecasted operating results;

•	completion of any pending transactions;

•	our ability to obtain future financing arrangements;

•	our understanding of our competition;

•	market and industry trends; and

•	projected capital expenditures.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Additional factors that could cause actual results to vary from our forward-looking statements are set forth under the section titled “Risk Factors” in our Registration Statement on Form S-11 (SEC File No. 333-115213).

When we use the words “will likely result,” “may,” “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a Maryland corporation that was formed in April 2004 to pursue current and future opportunities in the full-service and all-suites hotel industry. We are self-advised and own our hotels and conduct our business through an operating partnership, EHP Operating Partnership, L.P. Our company owns approximately 74% of the partnership units in our operating partnership. Limited partners (including certain of our officers and directors) own the remaining operating partnership units. After one year, limited partners may generally redeem each of their operating partnership units for the cash value of one share of our common stock or, at our sole option, one share of common stock. We also intend to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.

Our portfolio consists of nine full-service and all-suites hotels under the Embassy Suites Hotels, Marriott, Hilton and Hyatt brands. On October 6, 2004, we acquired a 100% interest in eight of our initial hotels and a 49% interest in the ninth hotel from affiliates of Corporex Companies LLC (“Corporex”), which is controlled by William P. Butler, our Chairman, and other third parties for a cash payment equal to $50.0 million plus $7.9 million, which was an amount equal to the hotels’ collective net working capital as of the closing, 5,566,352 operating partnership units and 146,540 shares of common stock. No later than January 31, 2006, we will acquire the remaining 51% interest in the ninth hotel for 427,485 operating partnership units. The aggregate consideration to be ultimately paid for 100% of the interests in all of the nine initial hotels is valued at $317.5 million, including the assumption of $206.7 million of consolidated debt but excluding the cash portion of the purchase price attributable to the hotels’ collective net working capital as of the closing. The purchase price excludes earn-out payments totaling in the aggregate up to 833,333 additional operating partnership units, which will be payable over a three-year period to the original contributors of the Embassy Suites Hotel Columbus/Dublin, the Embassy Suites Hotel Cleveland/Rockside and the Embassy Suites Hotel Denver-International Airport only if certain operating measurements are achieved on any trailing 12-month basis within three years from the contribution.

We used $65.5 million of the net proceeds from our initial public offering to repay consolidated debt. As of November 5, 2004, we currently have $140.6 million of outstanding consolidated debt. Based on our total market capitalization of approximately $366.9 at November 5, 2004 (at the November 5, 2004 per share stock price of $9.70 and assuming the redemption for shares of common stock of the operating partnership units not owned by the Company), our consolidated debt represented approximately 38.3% of our total market capitalization.

For us to qualify as a REIT, we cannot operate hotels. Therefore, our operating partnership and its subsidiaries leases our hotel properties to our TRS, which in turn has engaged an eligible independent contractor to manage our hotels. Our TRS, which is a wholly owned subsidiary of our operating partnership, will be consolidated into our financial statements for accounting purposes. Since both our operating partnership and our TRS are controlled by us, our principal source of funds on a consolidated basis will be from the operations of our hotels. The earnings of our TRS will be subject to taxation like other regular C corporations, which will reduce our operating results, funds from consolidated operations and the cash otherwise available for distribution to our stockholders.

Our Hotels

A comprehensive overview of our hotel is included in our Registration Statement on Form S-11 (SEC File No. 115213).

Results of Operations

We were incorporated in Maryland on April 5, 2004, but had no operations through September 30, 2004 other than matters relating to our organization and the issuance of 100 shares of common stock to our initial stockholder for $10 per share.

The consummation of our initial public offering and our formation transactions occurred on October 6, 2004. By agreement with the original contributors, the acquisition of the 100% interest in eight of our initial hotels and a 49% interest in the ninth hotel was deemed to be effective as of October 1, 2004. As a result, we will report results of operations for the full fourth quarter of 2004 in our 2004 Annual Report on Form 10-K, which is expected to be filed with the SEC during the first quarter of 2005.

Below is a pro forma presentation of our consolidated Balance Sheet immediately after the consummation of our initial public offering and formation transactions that occurred on October 6, 2004, prior to the $65.5 million paydown of debt.

Eagle Hospitality Properties Trust Inc.

pro forma Opening Balance Sheet

(unaudited)

Current Assets:
Operating cash	$94,839
Reserve cash	10,430
Accounts receivable	447
Inventory	421
Prepaids	784

Total Current Assets	106,921

Hotel Fixed Assets	222,243

Total Assets	$329,164

Current Liabilities:
Accounts payable	$888
Accrued property taxes	1,633
Accrued interest	1,170
Accrued other	3,998

Total Current Liabilities	7,689

Capital leases	141
Related party loans	21,405
Mortgage payable	185,298

Total Liabilities	214,533

Common stock	169
Paid-in capital	97,246
Minority interest	17,216

Total Shareholder’s Equity	114,631

Total Liabilities & Shareholder’s Equity	$329,164

For information regarding the historical results of operations of our initial nine hotels on a combined basis, please see our Registration Statement on Form S-11 (SEC File No. 333-115213).

Liquidity and Capital Resources

Sources and Uses of Cash. Recurring capital expenditures and debt service are the most significant short-term liquidity requirements. During the next 12 months, we expect capital expenditures will be funded by our replacement reserve accounts, other than costs that we may incur to make capital improvements required by the franchisors as a condition of their consent to the effective transfer of the hotels in conjunction with the formation transactions.

Upon consummation of the formation transactions, we acquired $10.4 million of restricted cash, which is required by our lenders and franchisors under our various loan and franchise agreements to be set aside in our required replacement reserve accounts. Furthermore, we expect to set aside 4% of future hotel revenues (5% with respect to the Hyatt Regency Rochester) in our replacement reserve accounts to fund capital expenditures. We will be required by our franchisors to make capital expenditures at the Embassy Suites Hotel Cincinnati-RiverCenter, the Embassy Suites Hotel Tampa-Airport/Westshore and the Hilton Cincinnati Airport during the remainder of 2004 and 2005. Given the relative youth of our remaining portfolio, we have no other short-term plans or requirements that require us to make material capital expenditures at our initial hotels.

For a detailed table illustrating our outstanding debt, which includes information regarding principal and interest payment dates, see “Outstanding Debt” on the next page.

We are evaluating two additional sources of credit. The first is a bank line of credit secured by our unencumbered hotels, and the second is a series of mortgage loans on selected individual hotel properties. However, because these sources of credit will be subject to definitive documentation, no assurances can be given that we will be able to obtain such a credit facility. Depending upon the amounts outstanding under such a credit facility as those described above, we could from time to time be required to make substantial payments of principal and interest under the facility.

We fund our short-term liquidity requirements, including the short-term service of debt, through a combination of working capital, cash flows from operating activities and borrowings under one or both of the credit facilities described above that we expect to obtain in the near future.

Our long-term liquidity needs generally include the funding of future acquisition and development activity and the retirement of mortgage debt and amounts outstanding under our secured line of credit. We remain committed to maintaining a flexible capital structure. Accordingly, in addition to the sources described above with respect to our short-term liquidity, we expect to meet our long-term liquidity needs through a combination of some or all of the following:

•	the issuance by the operating partnership of secured and unsecured debt securities;

•	the issuance of additional shares of our common stock or preferred stock;

•	the issuance of additional operating partnership units;

•	the selective disposition of non-core assets; or

•	the sale or contribution of some of our wholly owned properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contributions.

We anticipate that our available cash and cash equivalents and cash flows from operating activities, with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity needs in both the short and long term. However, if these sources of funds are insufficient or unavailable, our ability to satisfy cash payment obligations and make stockholder distributions may be adversely affected.

Outstanding Debt. As of November 5, 2004, we have approximately $140.6 million of outstanding consolidated debt. The following table sets forth information regarding our outstanding debt (dollars in thousands):

Property	Principal Balance as of November 5, 2004	Prepayment Penalties	Interest Rate	Maturity Date
Cincinnati Landmark Marriott	$31,988	None	LIBOR + 2.75%	August 1, 2005 (1)

Hilton Cincinnati Airport	4,845	None	Prime + 1%	August 1, 2006

Hyatt Regency Rochester	16,194	Greater of 1% outstanding principal balance or Yield Maintenance (2)	7.28%	September 1, 2008

Chicago Marriott Southwest at Burr Ridge	12,225	$130 for prepayment before October 2005; thereafter, none	LIBOR + 4.25% (3)	September 24, 2006

Embassy Suites Hotel Cincinnati- RiverCenter	14,405	1% outstanding principal balance plus Yield Maintenance (2)	8.48%	January 1, 2006

Embassy Suites Hotel Columbus/Dublin	23,764	None	LIBOR + 2.87%	July 31, 2006

Embassy Suites Hotel Cleveland/ Rockside	23,363	None	LIBOR + 2.75%	August 1, 2005

Embassy Suites Hotel Denver-International Airport	13,784	180	LIBOR + 3.50%	May 31, 2006

(1) We have the option to extend the maturity date by one year to August 1, 2006, upon payment of a fee and subject to specified conditions.

(2)	Yield maintenance means a payment equal to the present value of the difference (if any) between the remaining scheduled payments of principal and interest and the remaining payments of principal, assuming the U.S. Treasury interest rate applicable to the date of each remaining principal payment.
(3)	This interest rate has a floor of 6.5%

Off-Balance Sheet Arrangements. We currently have no off-balance sheet arrangements. Because we have the right and obligation to acquire the remaining 51% interest in the entity that owns the Embassy Suites Hotel Cincinnati-RiverCenter no later than January 31, 2006 in exchange for 427,485 operating partnership units, the assets, liabilities and operations of such entity will be included in our consolidated financial statements as required by FIN 46.

Distributions to Stockholders. We intend to elect to be taxed as a REIT commencing with our taxable year ended December 31, 2004. To qualify as a REIT, we will be required to make annual distributions to our stockholders of at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction and by excluding net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership, which may depend upon receipt of lease payments with respect to our properties from our TRS, and, in turn, upon the management of our properties by our hotel managers. Distributions to our stockholders will generally be taxable to our stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent not inconsistent with maintaining our REIT status, our TRS may retain any after-tax earnings.

Critical Accounting Policies

Our critical accounting policies are described in below. We consider these policies critical because they involve difficult management judgments and assumptions, are subject to material change from external factors or are pervasive and because they are significant to fully understand and evaluate our reported financial results.

Consolidation Policy

The Company’s consolidated financial statements include wholly owned subsidiaries and those subsidiaries in which it owns a majority voting interest with the ability to control operations of the subsidiaries and where no approval, veto or other important rights have been granted to the minority equity owners. The Operating Partnership is the only subsidiary in which the Company owns a majority voting interest with the ability to control its operations and where no approval, veto or other important rights have been granted to minority equity owners. In addition, the Company consolidates those entities, if any, where it is deemed to be the primary beneficiary in a variable interest entity as defined by FIN 46. The entity that owns the Embassy Suites Hotel Cincinnati-Rivercenter is considered a variable interest entity because of the Company’s right and obligation to purchase the remaining 51% interest that is currently owned by William P. Butler and because the Company has the right to receive all excess cash generated by such entity after payment of a stated cumulative distribution payable to the holder of the remaining 51% interest. Other than the Operating Partnership and the entity that owns the Embassy Suites Hotel Cincinnati-Rivercenter, the Company owns no interest in any other entities that are not its wholly owned subsidiaries. All significant intercompany transactions and accounts will be eliminated for presentation purposes in the consolidation.

Investment in Hotel Properties

Hotel properties are stated at cost, net of any impairment charges, and are depreciated using the straight-line method over an estimated useful life of 5-40 years for buildings and 3-10 years for furniture and equipment.

We will review our hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause us to perform our review include, but are not limited to, adverse changes in the demand for lodging at our properties due to declining national or local economic conditions and/or new hotel construction in markets where our hotels are located. When such conditions exist, management will perform an analysis to determine if the estimated undiscounted future cash flows from operating activities and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying value to the related hotel property’s estimated fair market value is recorded and an impairment loss will be recognized.

We estimate the fair market values of our properties through cash flow analysis taking into account each property’s expected cash flow generated from operations, holding period and expected proceeds from ultimate disposition. These cash flow analyses are based upon significant management judgments and assumptions including revenues and operating costs, growth rates and economic conditions at the time of ultimate disposition. In projecting the expected cash flows from operations of the asset, we base our estimates on future projected EBITDA, which is a non-GAAP operational measure, and deduct expected capital expenditure requirements. We then apply growth assumptions to project these amounts over the expected holding period of the asset. Our growth assumptions are based on estimated changes in room rates and expenses and the demand for lodging at our properties, as impacted by local and national economic conditions and estimated or known future new hotel supply. The estimated proceeds from disposition are determined as a matter of management’s business judgment based on a combination of anticipated cash flow in the year of disposition, terminal capitalization rate, ratio of selling price to gross hotel revenues and selling price per room.

If actual conditions differ from those in our assumptions, the actual results of each asset’s future operations and fair market value could be significantly different from the estimated results and value used in our analysis.

Revenue Recognition

Hotel revenues, including room, food, beverage and other hotel revenues are recognized as the related services are delivered. We generally consider accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If we determine that amounts are uncollectible, which would generally be the result of a customer’s bankruptcy or other economic downturn, such amounts will be charged against operations when that determination is made.

Inflation

We generate revenues primarily from lease payments from our TRS and net income due to the operations of our TRS. Therefore, we will rely primarily on the performance of the initial nine properties and the ability of our hotel managers to increase revenues and to keep pace with inflation. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures at some or all of our hotels may limit the ability of our management companies to raise room rates.

Seasonality

The initial properties’ operations historically have been seasonal. The Embassy Suites Hotel Tampa-Airport/Westshore and the Embassy Suites Hotel Denver-International Airport have historically experienced their highest occupancy during the first and third quarters of the year, while the remaining hotels generally experience higher occupancy rates during the second and third quarters. This seasonality pattern can be expected to cause fluctuations in our quarterly operating results and cash flows received from the hotel operations. To the extent that cash flow from operating activities is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or borrowings under our anticipated line of credit to make distributions to our equity holders.

Geographic Concentration

Three of the initial hotels are located in the Northern Kentucky/Greater Cincinnati, Ohio metropolitan area. Economic and real estate conditions in this area significantly affect our revenues. Business layoffs, downsizing, industry slowdowns, demographic changes and other similar factors may adversely affect the economic climate in this locale. Any resulting oversupply or reduced demand for hotels in the area would adversely affect revenues and net income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The effects of potential changes in interest rates prices are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

As of November 5, 2004, we have approximately $30.6 million of fixed-rate debt and $110.0 million of variable rate debt. The weighted average interest rate on the fixed-rate debt was 7.84% and the weighted average interest rate on the variable-rate debt was 5.11%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. A 25 basis point change in the weighted average interest rate on the variable-rate debt we expect to assume would change our interest expense by $245,000 on an annualized basis.

We currently have no interest rate hedge contracts.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Through the audit and other review activities relating to the preparation of Form S-11 our current disclosure procedures and controls have been documented. Based upon this evaluation our CEO and CFO believe that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our disclosure controls and procedures are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with GAAP.

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Since the date of this most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On October 6, 2004, the Company issued 146,540 shares of common stock in a private offering pursuant to Section 4(2) of the Securities Act as partial consideration for the single-purpose entities that own two of our initial hotels. Each of the purchasers of the common stock was an accredited investor under Rule 501 of the Securities Act.

On October 6, 2004, the Company issued 208,332 shares of common stock to Corporex Companies, LLC, which shares will vest after one year unless our strategic alliance agreement with Corporex is terminated in the first year due to a default by Corporex, in a private offering pursuant to Section 4(2) of the Securities Act. Corporex is an accredited investor under Rule 501 of the Securities Act.

Use of Proceeds

On September 30, 2004, the Company’s Registration Statement on Form S-11 (SEC File No. 333-115213) was declared effective by the Securities and Exchange Commission. On October 1, 2004, the Company executed an underwriting agreement pursuant to which the Company agreed to sell 16,770,833 shares of common stock to the underwriters named therein. The offering closed on October 6, 2004.

The Company’s net proceeds from the offering were approximately $152.9 million, after deducting the underwriting discount and offering expenses. The Company used the net proceeds as follows:

Dollar Amount
(in millions)
Net offering proceeds	$152.9
Collective cash of entities that own the initial hotels as of the closing	13.5

Total proceeds available for use	$166.4

Amount to repay mortgage debt	44.1
Amount to pay cash portion of acquisition cost of initial hotels (1)	57.9
Amount to repay loans from Corporex and Commonwealth Hotels, Inc.	21.4
Amount required to be set aside in our replacement reserve accounts	10.4
Amount related to offering and other expenses	5.2

Total proceeds used	$139.0

(1)	The cash portion of the acquisition cost for the entities that own the initial hotels consisted of $50.0 million plus $7.9 million, which was an amount equal to the hotels’ collective net working capital as of the closing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

By:	/s/ J. William Blackham
J. William Blackham
President and Chief Executive Officer

By:	/s/ Thomas A. Frederick
Thomas A. Frederick
Chief Financial Officer
(Principal Accounting Officer)

Date: November 15, 2004