Form 10-K
period 2004-12-31
Eagle Hospitality Properties Trust, Inc.
filed 2005-03-28
CIK 1289169

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

Commission file number: 001-32279

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

(Exact name of registrant specified in its charter)

Maryland	55-0862656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 E. RiverCenter Blvd., Suite 480, Covington, KY

(Address of principal executive office)

41011

(Zip Code)

(859) 581-5900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The Company has only one class of common stock, par value $0.01 per share. The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price of $10.30 on the New York Stock Exchange) on December 31, 2004 was approximately $173,895,137. There were 17,358,573 shares outstanding as of March 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its Annual Meeting of Stockholders held May 20, 2005, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of the Form 10-K.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2004

i

Forward-Looking Statements

We make forward-looking statements throughout this Form 10-K and documents incorporated herein by reference that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, and objectives. Statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;

•	our projected operating results;

•	completion of any pending transactions;

•	our ability to obtain future financing arrangements;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures, and

•	the impact of technology on our operations and business

The forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our common stock. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•	the factors discussed in this Form 10-K, including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” “Business,” and “Properties;”

•	general volatility of the capital markets and the market price of our common stock;

•	changes in our business or investment strategy;

•	availability, terms, and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry and the market in which we operate, interest rates, or the general economy; and

•	the degree and nature of our competition.

When we use the words “will likely result,” “may,” “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ii

Item 1. Business

Our Company

Eagle Hospitality Properties Trust, Inc. (the “Company”) is a self-advised real estate investment trust (“REIT”) that has recently been formed to pursue investment opportunities in the full-service and all-suites hotel industry. The Company commenced its operations effective as of October 1, 2004 when it completed its initial public offering (“IPO”) and acquired a 100% interest in eight hotels and a 49% percent interest in one other hotel (Embassy Suites Cincinnati–RiverCenter), all of which were previously owned or controlled by Corporex Companies LLC (“Corporex”). Because we have the right and obligation to acquire the remaining 51% interest in the entity that owns the Embassy Suites Cincinnati-RiverCenter from William P. Butler, the Company’s Chairman, no later than January 31, 2006 in exchange for 427,485 operating partnership units, the assets, liabilities and operations of such entity are included in our consolidated financial statements in accordance with the provisions in Financial Interpretation 46(R).

Our operating partnership, EHP Operating Partnership, L.P. (“EHP OP”) was organized as a limited partnership under the laws of the state of Maryland. The Company is the sole general partner of and owns approximately 74% of the limited partnership units in EHP OP. Limited partners (including certain of our officers and directors) own the remaining operating partnership units. After one year, limited partners may generally redeem each unit for the cash value of one share of our common stock or, at our sole option, one share of common stock.

EHP TRS Holding Co, Inc (“EHP TRS”), our taxable REIT subsidiary, was incorporated as a Maryland corporation. Each of our hotel properties is leased to a wholly owned subsidiary of EHP TRS, which engages hotel management companies, such as Commonwealth Hotels, Inc. (“Commonwealth Hotels”), to manage and operate the hotels under management contracts. Under applicable REIT tax rules, neither we nor our operating partnership can directly undertake the daily management activities of our hotels. Therefore, our principal source of funds will be dependent on EHP TRS’s ability to generate cash flow from the operation of the hotels. EHP TRS will pay income taxes at regular corporate rates on its taxable income.

The IPO consisted of the sale of 16,770,833 shares of common stock sold to the public at a price of $9.75 per share. This amount included 2,187,500 shares issued as the result of the exercise of the underwriters’ over-allotment option. The IPO generated gross proceeds of approximately $163.5 million. The aggregate proceeds to the Company, net of underwriters’ discount and offering costs, were $149.3 million. In addition, 208,332 shares of common stock were issued to Corporex in connection with a strategic alliance entered into with Corporex and certain affiliates of Corporex granting us, among other things, an exclusive right of refusal to pursue certain investment opportunities identified by them in the future during the term of the agreement. These shares issued to Corporex will vest after one year unless our strategic alliance agreement is terminated in the first year due to a default by Corporex. 232,868 shares of restricted stock were issued to the Company’s directors, officers, and other employees. 146,540 shares of common stock were issued to affiliates of Corporex in connection with the acquisition of two of our initial hotels. In addition, 5,566,352 operating partnership units were issued to Corporex and affiliates in connection with the acquisition of the remaining seven of our initial hotels. On October 1, 2005, one year after the completion of the IPO, these operating partnership units will be redeemable for the cash value of one share of our common stock or, at our sole option, one share of common stock. We also agreed to make earn-out payments totaling in the aggregate up to 833,333 additional operating partnership units, which will be payable over a three-year period to the original contributors of the Embassy Suites Hotel Columbus/Dublin, the Embassy Suites Hotel Cleveland/Rockside and the Embassy Suites Hotel Denver International Airport only if certain operating measurements are achieved on any trailing 12-month basis within three years from the contribution.

Concurrent with the closing of the IPO, the Company utilized its net proceeds of $149.3 million to repay $65.5 million of indebtedness and paid an additional $56.1 million in cash related to the acquisition of certain initial properties, plus the net working capital, net of cash received. Hence, the Company had approximately $27.7 million in available cash and $141.3 million of debt assumed upon the acquisition of its initial portfolio immediately following its IPO.

As of February 1, 2005, we owned a 100% interest in eight hotels and a 49% interest in one other hotel all of which are located in the United States. We currently have no foreign operations, and all of our hotels are full-service and all-suites hotels.

We maintain a website at www.eaglehospitality.com. On our website, we make available free-of-charge all of the documents that we file or furnish with the Securities and Exchange Commission as soon as reasonably practical. In addition, our Code of Business Conduct and Ethics and our Corporate Governance Guidelines are also available free-of-charge on our website.

All reports filed with the Securities and Exchange Commission may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Further information regarding the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

Our Strategy

Our goal is to generate strong risk-adjusted returns on invested capital for our stockholders by consistently paying attractive dividends and achieving long-term appreciation in full-service and all-suites hotel investments. We believe that we are positioned to achieve this goal by focusing on our internal and external growth opportunities, maintaining a flexible and conservative capital structure and leveraging our management’s experience, ownership and strategic alliances.

Internal Growth

Embedded Growth Within Our Young Portfolio of Full-Service and All-Suites Hotels.    Our initial portfolio includes interests in nine full-service and all-suites hotels encompassing 2,323 rooms all flagged by nationally recognized premier brands, including Embassy Suites Hotels, Marriott, Hyatt and Hilton. We believe we have one of the youngest portfolios of full-service hotels in the public REIT industry. Six of our initial hotels were either built or significantly expanded within the past six years. We believe that our initial portfolio has the potential to have more embedded cash flow growth opportunities over the next several years than many of our full-service hotel REIT competitors. We believe that newer real estate assets, such as many of our initial hotels, perform better than older assets during periods of economic growth due to consumer preferences and perceived value. Since many of our initial hotels were either developed or improved during, or immediately preceding, a very difficult hospitality operating environment that caused other owners to delay new construction plans and defer maintenance, we believe that our hotels are generally poised to outperform their local market competitors. We are planning extensive renovations to be completed in 2005 at four of our hotels (Embassy Suites Cincinnati-RiverCenter, Embassy Suites Tampa-Airport/Westshore, Hilton Cincinnati Airport, and Hyatt Regency Rochester).

Benefit From Improving Industry-Wide Market Conditions.    We expect improving industry fundamentals to increase revenue-per-available-room (“RevPAR”) and cash flow performance of our hotels. Further, according to an industry survey conducted by PricewaterhouseCoopers, the upper upscale chain scale, in which all of our initial hotels operate, is expected to outperform the industry because of more favorable supply-demand fundamentals relative to the industry as a whole. Since our hotels operate in the full-service sector of the lodging industry, which generally has more operating leverage than limited service hotels, reduction in gross revenues generally have a magnifying downward effect on net operating income. Alternatively, when gross revenues increase, which we expect to realize as lodging industry fundamentals improve, net operating income typically grows at a faster rate than revenue. We believe that this dynamic, which is often referred to in the industry as “profit flow-through,” impacts full service hotels more than limited service hotels. We believe that the benefit our hotels will realize from profit flow-through, coupled with the relative youth of our hotels and the proven management skills of Commonwealth Hotels, Inc., offers us a competitive advantage over many other hotel owners during this expected period of improving industry-wide RevPAR performance. Commonwealth Hotels, Inc. is owned and controlled by our Chairman, William P. Butler and affiliates.

External Growth

Highly Selective and Disciplined Acquisition Strategy.    We intend to be patient and highly selective in pursuing acquisition opportunities. We employ a disciplined methodology to identify and evaluate possible acquisition opportunities that focuses on the following important indicators of future operating performance:

•	macroeconomic trends;

•	hotel capital market environment;

•	domestic and international travel patterns;

•	geographic, economic and political barriers to entry;

•	individual market economic and socioeconomic trends;

•	local infrastructure to support growth;

•	asset age and quality;

•	potential and existing competition in the specific marketplace; and

•	availability of premier brands in a given market.

Continued Focus on Full-Service and All-Suites Hotels with Premier Brands.    We pursue opportunities to acquire full-service and all-suites hotels under premier brands in geographically diversified primary, secondary and resort markets in the United States. We typically target our acquisition activities on hotels with at least 150 rooms and which we believe would significantly benefit from our asset management expertise. Because of profit flow-through, we believe that that this targeted sector of the industry provides the best relative risk-adjusted returns for our stockholders.

Capitalize on Renovation and Repositioning Opportunities.    As a result of a recent slowdown in new construction and deferred maintenance caused by the recent difficult hotel-operating environment, we seek opportunities to acquire hotels that will benefit from renovations, market repositioning, reflagging with a more competitive brand or expansion opportunities. We believe that our balance sheet, together with our asset management expertise, uniquely positions us to capitalize on these opportunities.

Selectively Seek Development Opportunities.    At appropriate points in a business cycle, we may enter into sale-upon-completion contracts with developers to acquire newly built hotels that meet our quality and investment criteria. Unlike many of our competitors, we believe that we have significant internal experience and capabilities to identify and execute this type of full-service and all-suites hotel value creation opportunity.

Leverage our REIT Structure in Seeking Investment Opportunities.    We believe the value of our REIT structure, which provides us access to broad sources of capital but precludes us from operating hotels, provides us a competitive advantage over many real estate operators for new investment opportunities. We believe that we will be viewed by capable and experienced hotel operators as an attractive owner because we can provide professional, financially strong ownership and potentially allow the operators to continue to manage their hotels following our acquisition of them. These opportunities may arise, for example, when hotel operators consider the sale of one or more of their hotels, have impending financial maturities that create burdensome capital requirements or have financial sponsor buyout opportunities.

Flexible and Conservative Capital Structure

Conservative Leverage Policy.    Our leverage policy is generally to maintain target debt levels of 40-50% of total market capitalization. We believe that this conservative leverage policy helps protect our ability to pay attractive distributions to our stockholders, reinvest in our existing hotels and capitalize on external growth opportunities.

Focus on Stable and Growing Distributions.    We are focused on maintaining a capital structure and investment philosophy that supports our ability to pay sustainable and growing distributions. Further, we expect that our growth-oriented balance sheet and full-service and all-suites hotel acquisition focus enhances our ability to pay sustainable and growing distributions for the foreseeable future. Because distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, we cannot provide any assurances as to the amount, timing or frequency of any future distributions.

Broad Sources of Available Capital.    We have a flexible array of acquisition currency available to us to increase our assets. We can issue additional common stock or preferred stock and believe that we can borrow funds on relatively favorable terms. We also have the ability to issue operating partnership units in tax-deferred transactions. Furthermore, our pool of quality assets offers us the ability to raise additional capital through the formation of joint ventures with strategic partners who may be interested in taking an ownership interest in one or more of our existing hotels.

Management Expertise and Strategic Relationships

Asset Management Expertise Supplements Our Hotel Managers.    We believe that we can enhance our financial performance through expert asset management. The incentive management fee compensation structure under our management agreements enables us to ensure that our third-party managers implement a disciplined capital maintenance program and a strategic marketing budget and operating plan.

Senior Officers and Directors with Significant Experience and Ownership Stake.    Our team has significant experience in the areas of hotel operations, development, acquisition and financing. Our management’s strategy over the years has been driven by an in-depth knowledge and understanding of lodging industry fundamentals, identifying key industry trends, leveraging relationships with market-leading operators and franchisors, driving property level performance through active asset management and capital improvement programs and prudently financing investments to enhance investor value. As a result of the completion of the IPO, our senior officers and directors own approximately 20% of our outstanding common stock on a fully-diluted basis, which serves to align their economic interests with those of our shareholders.

Strategic Alliance with Hotel Manager.    Commonwealth Hotels, Inc. (“Commonwealth”), the hotel manager for eight of our initial hotels, has a history of outperforming its market peers as evidenced by RevPAR premiums and gross operating profit margins according to information provided by industry surveys. Even with four hotels that have not yet reached stabilized operating performance, Commonwealth has maintained higher operating margins than the full-service lodging sector while capturing significant RevPAR premiums relative to our local market competition.

We expect Commonwealth will manage additional hotels that we acquire in the future on terms and conditions no less favorable to us than the initial management agreements. Commonwealth will have an exclusive right of first refusal to manage all hotels that we acquire in the future, unless the acquisition opportunity was not known to us and has been brought to us by another pre-qualified management company or a majority of our independent directors decides in good faith for valid business reasons to use another management company.

Since the owners of Commonwealth, William P. Butler and Daniel T. Fay, own 18.6% and 1.2%, respectively, of our company as a result of the IPO and consummation of the formation transactions, Commonwealth has additional incentive to enhance the operating performance of our hotels. Further, pursuant to the management agreements with Commonwealth for eight of our nine initial hotels (the Hyatt Corporation manages the Hyatt Regency Rochester), Commonwealth receives a base management fee, and if the hotels meet and exceed certain operating profit thresholds, an additional incentive management fee. Regardless of which manager we hire, we expect that all of our management contracts will include an incentive fee structure that provides rewards for generating a specified return on our invested capital.

Strategic Alliance with Corporex.    Under our strategic alliance agreements, we maintain a close working relationship with Corporex as an important strategy for identifying and procuring future hotel properties on an attractive cost basis. We expect to gain from the advantages of this preferred working relationship with, and expertise of, Corporex, its established national network of lodging industry contacts, acquisition expertise, redevelopment and development expertise and its officers and employees in offices in Boston, Denver, Cincinnati and Orlando.

Potential Strategic Alliances with Others.    We intend to form strategic working relationships with independent hotel management companies as an additional means of expanding our company and its assets. Small to midsized entities, each of which must be pre-qualified, manage hotels for fees, and meet our performance criteria, will be encouraged to identify and to present acquisition opportunities not already known to us in exchange for the opportunity to provide hotel management services on such assets, if acquired by us. We will actively seek these alliances.

Our Distribution Policy

In order to qualify as a REIT, we must generally make annual distributions to our stockholders of at least 90% of our REIT taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our dividend policy will not change in the future. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership, which may depend upon receipt of lease payments with respect to our properties from the wholly-owned subsidiary of our operating partnership, EHP TRS, and, in turn, upon the management of our properties by our property managers. Distributions to our stockholders will generally be taxable to our stockholders as ordinary income. However, since a portion of our investments consist of equity ownership interests in hotels, which result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent not inconsistent with maintaining our REIT status, we may maintain accumulated earnings of EHP TRS in that entity.

Our charter allows us to issue preferred stock with a preference on distributions. The partnership agreement of our operating partnership allows the operating partnership to issue units with a preference on distributions. If we issue such preferred stock or preferred units, any such dividend preference could limit our ability to make a dividend distribution to our common stockholders.

Recent Developments

On February 18, 2005, we finalized an $81.8 million five year, non-recourse loan. This loan involves both a fixed-rate and floating-rate component with $58.0 million fixed at an interest rate of 5.43% and the remainder having a variable interest rate of 175 basis points over 30-day LIBOR. Approximately $68 million of the proceeds were used to paydown $4.0 million of the loan for the Embassy Suites Columbus/Dublin and to retire the loans for the Cincinnati Landmark Marriott, the Embassy Suites Cleveland/Rockside (related party loan from Corporex) and the Embassy Suites Denver-International Airport. This credit facility is subject to certain financial covenants and is collateralized by the Cincinnati Landmark Marriott, the Embassy Suites Cleveland/Rockside, and the Embassy Suites Tampa-Airport/Westshore.

On February 24, 2005, we completed the acquisition of the 270-room Embassy Suites Phoenix-Scottsdale for $33.0 million. In connection with this acquisition, the Company finalized a $22.1 million three year, full recourse loan having an interest rate of 215 basis points over 30-day LIBOR that is collateralized by the Embassy Suites Phoenix-Scottsdale. The proceeds of this loan were used to pay for this acquisition and the remainder of the purchase price was paid from existing cash. This hotel will be managed by Commonwealth Hotels, Inc.

Our Competition

The hotel industry is highly competitive. Each of our hotels is located in a developed area that includes other hotel properties. Hence, our hotels compete for guests with other full-service or limited-service hotels in the immediate vicinity and, secondarily, with hotels in its geographic market. The future occupancy, average daily rate (“ADR”), and RevPAR of any hotel could be materially and adversely affected by an increase in the number or quality of the competitive hotel properties in its market area. We believe that brand recognition, location, quality of the hotel and the services provided, and price are the principal competitive factors affecting our hotels.

Our Employees

At January 31, 2005, we had 7 full-time employees. The employees perform directly or through our operating partnership various acquisition, development, redevelopment, and corporate management functions. All persons employed in the day-to-day operation of our hotels are employees of the management companies engaged by our lessees, and are not our employees.

Environmental Matters

Our hotel properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or did not cause the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of clean-up, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. A person that arranges for the disposal or transports for disposal or treatment a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in a hotel may seek to recover damages if he or she suffers injury from the asbestos. Lastly, some of these environmental laws restrict the use of a property or place conditions on various activities. An example would be laws that require a business using chemicals (such as swimming pool chemicals or detergent at a hotel property) to manage them carefully and to notify local officials that the chemicals are being used.

We have reviewed Phase I ESAs that were previously prepared for all of our initial hotels. Most of these Phase I ESAs were conducted within the last six years, though we have relied upon older Phase I ESAs for some of our initial hotels. Even though the Phase I ESA review did not reveal any material environmental contamination that might have a material adverse effect on our business, assets, results of operations or liquidity, we may have material environmental liabilities of which we are unaware. These Phase I ESAs were obtained in the past, and do not protect us as the purchaser of the initial hotels under the six-month statutory safe harbor from CERCLA liabilities. The Phase I ESAs may not identify all potential environmental liabilities.

The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our stockholders. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities or (2) the current environmental condition of our hotel properties will not be affected by the condition of the properties in the vicinity of our hotel properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Further, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property.

Insurance.    Commonwealth Hotels, Inc. is responsible for procuring and maintaining insurance with insurance companies reasonably acceptable to our TRS and licensed to underwrite the type of insurance being issued in the jurisdiction in which such insurance policy will be delivered, including the following (subject, in some instances, to prior approval by our TRS or any qualified lender):

•	Insurance on the hotel, including contents, against loss or damage by fire, lightning and all other risks covered by usual standard, extended coverage endorsements with deductible limits approved by our TRS in an amount not less than 100% of the replacement cost;

•	Insurance against loss or damage from explosion of boilers, pressure vessels, pressure pipes and sprinklers installed in the hotel;

•	Insurance on the hotel, including contents, against loss or damage by earth movement with deductible limits approved by our TRS in an amount reasonably determined by the TRS consistent with local market conditions;

•	Business interruption insurance;

•	Worker’s compensation and employer’s liability insurance;

•	Fidelity bonds in amounts and with deductible limits approved by our TRS;

•	Comprehensive general public liability insurance;

•	Crime insurance and errors and omissions insurance insuring our TRS against intentional or negligent acts or omissions of Commonwealth Hotels, Inc. or its employees, in such amounts, with such carriers and under such policies as may be requested and approved by the TRS; and

•	Such other insurance in amounts as Commonwealth Hotels, Inc. and our TRS mutually deem advisable for protection against claims, liabilities or losses arising out of or connected with the operation of the hotel.

Insurance premiums and any costs or expenses with respect to such insurance (including deductibles for claims) are treated as deductions in determining operating profit.

Risk Factors

An investment in our common stock involves various risks. You should carefully consider the following risk factors in conjunction with the other information contained herein before purchasing our common stock. The risks discussed herein can adversely affect our business, liquidity, operating results, and financial condition. This could cause the market price of our common stock to decline and could cause you to lose all or part of your investment. The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us also may adversely affect our business, liquidity, operating results, and financial condition.

Risks Related to Our Business

Four of our hotels have only a brief operating history.

New hotel properties require start-up expenditures and a stabilization period to bring the hotels up to forecasted room rates and occupancy. Start-up costs, which are expensed as incurred, may be higher than anticipated, and it may take longer than we expect to achieve stabilized operating levels, if at all. Our Chicago Marriott Southwest at Burr Ridge, Illinois, opened on August 11, 2004. In addition, the Embassy Suites Hotel Cleveland/Rockside, the Embassy Suites Hotel Columbus/Dublin and the Embassy Suites Hotel Denver-International Airport, have all opened within the past five years. All of these hotels have a brief operating history, and financial results to date may not be a reliable predictor of future operating results. To the extent these hotels fail to generate expected returns, our operating results would suffer and our ability to make distributions to our stockholders would be limited.

Conflicts of interest could result in our management acting other than in our stockholders’ best interest.

Conflicts of interest relating to Commonwealth Hotels, Inc. may lead to management decisions that are not in the stockholders’ best interest. The chairman of our board of directors, Mr. William P. Butler, serves as the chairman of the board of directors of Commonwealth Hotels, Inc. Mr. Butler owns 85% of Commonwealth Hotels, Inc. Commonwealth Hotels, Inc. manages eight of our initial nine hotels and may provide related services and continue to provide property management services, fee development services and occasional property identification services for third parties. Additionally, Mr. Butler, through his interests in Corporex and its affiliates, including Commonwealth Hotels, Inc., owns interests in or otherwise has an interest in the performance of several lodging properties that are not full-service and all-suites hotels and that are not owned or controlled by our operating partnership.

Mr. Butler’s ownership interest in and management obligations to Commonwealth Hotels, Inc. will present him with conflicts of interest in making management decisions related to the commercial arrangements between us and Commonwealth Hotels, Inc.

Until such time as we acquire his remaining interest, no later than January 31, 2006, Mr. Butler will retain a 51% interest in the entity that owns the Embassy Suites Hotel Cincinnati-RiverCenter. This type of joint venture investment may involve risks not otherwise present with respect to hotels that we wholly own, including the possibility that Mr. Butler might have business interests or goals inconsistent with ours. Also, even though Mr. Butler owes fiduciary duties to our stockholders in light of his position as Chairman of the Board, Mr. Butler could take actions contrary to our instructions or best interests because of his operating control over the hotel.

We have entered into 10-year management agreements with Commonwealth Hotels, Inc. relating to eight of our nine initial hotels. Since Mr. Butler controls Commonwealth Hotels, Inc., the management agreements were not negotiated in arm’s length transactions. Each management agreement describes the terms of Commonwealth Hotels, Inc.’s management of one of the hotels. Under certain circumstances, if we terminate a management agreement as to one of the hotels, we will be required to pay Commonwealth Hotels, Inc. a termination fee. If we were to terminate the management agreement with respect to all eight of these initial hotels immediately in connection with a sale of those hotels, the fee would be approximately $10.4 million. As the majority owner of Commonwealth Hotels, Inc., which would receive any development, management and management termination fees payable by us under the management agreements, Mr. Butler may influence our decisions to sell a hotel or acquire or develop a hotel when it is not in the best interests of our stockholders to do so.

Commonwealth Hotels, Inc., will have a right of first refusal to manage all hotels that we acquire in the future, unless the acquisition opportunity was not known to us and has been brought to us by another pre-qualified management company or a majority of our independent directors decides in good faith for valid business reasons to use another management company. As a result of his ownership interest in and management obligations to Commonwealth Hotels, Inc., Mr. Butler’s relationship with Commonwealth Hotels, Inc. may present a conflict of interest in our decision to sell a hotel or acquire or develop a hotel.

Holders of units in our operating partnership, including members of our management team, may suffer adverse tax consequences upon our sale or refinancing of certain properties. Therefore, holders of units, either directly or indirectly, including Messrs. Butler and Blackham, may have different objectives than holders of our common stock regarding the appropriate pricing and timing of a property’s sale or timing and amount of a property’s refinancing. These officers and directors of ours may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to our stockholders, or to enter into tax-deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

Tax indemnification obligations, which apply in the event that we sell certain properties, could limit our operating flexibility.

If we dispose of any of the initial hotels (other than the Embassy Suites Hotel Tampa-Airport/Westshore and the Hyatt Regency Rochester), we would be obligated to indemnify the original contributors (including their permitted transferees and persons who are taxable on the income of a contributor or permitted transferee) against certain tax consequences of the sale. We have agreed to pay a contributor’s tax liability with respect to gain allocated to the contributor under Section 704(c) of the Internal Revenue Code if we dispose of a property contributed by the contributor in a taxable transaction during a “protected period,” which continues until the earlier of:

•	10 years after the contribution of such property; and

•	the date on which the contributor no longer owns, in the aggregate, at least 25% of the units we issued to the contributor at the time of its contribution of property to our operating partnership.

This tax indemnity will be equal to the amount of the federal and state income tax liability the contributor incurs with respect to the gain allocated to the contributor upon such sale. The terms of the contribution agreements also require us to gross up the tax indemnity payment for the amount of income taxes due as a result of the tax indemnity payment. While the tax indemnities do not contractually limit our ability to conduct our business in the way we desire, we are less likely to sell any of the contributed properties in a taxable transaction during the indemnity period. Instead, we would either hold the property for the entire indemnity period or seek to transfer the property in a tax-deferred like-kind exchange. In addition, a condemnation of one of our properties could trigger our tax indemnification obligations.

If we were to have sold in a taxable transaction all seven of the initial hotels contributed to us in exchange for operating partnership units immediately after the closing of the IPO, our estimated total tax indemnification obligation to our indemnified contributors, including the gross-up payment, would have ranged between $45 million and $75 million. In addition, under certain of the tax indemnification agreements, we have agreed to use commercially reasonable efforts during the protected period to make available to the contributors opportunities to guarantee liabilities of our operating partnership, which will allow the contributors to defer recognition of gain in connection with the contribution of these seven hotels.

Hotel franchise requirements could increase our operating costs and lower our net income.

We must comply with operating standards and terms and conditions imposed by the franchisors of the hotel brands under which our hotels, including any hotels we may acquire in the future, operate as well as any hotels we may acquire in the future. The franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The failure of a hotel to maintain standards could result in the loss or cancellation of a franchise license. With respect to operational standards, we rely on our outside property managers, Commonwealth Hotels, Inc. and Hyatt Corporation, to conform to such standards. The franchisors may also require us to make certain capital improvements to maintain the hotel in accordance with system standards, the costs of which can be substantial. It is possible that a franchisor could condition the continuation of a franchise on the completion of capital improvements that our management or board of directors determines are too expensive or otherwise not economically feasible in light of general economic conditions or the operating results or prospects of the affected hotel. In that event, our management or board of directors may elect to allow the franchise to lapse or be terminated, which could result in a change in branding or in the operation of the hotel as an independent, unbranded hotel.

In addition, when the term of a franchise expires, the franchisor has no obligation to issue a new franchise. The loss of a franchise could significantly decrease the revenues at the hotel and reduce the underlying value of the affected hotel due to the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. The loss of a franchise could also reduce our cash available for distribution to stockholders.

Our returns depend on management of our hotels by third parties, including Commonwealth Hotels, Inc.

In order to qualify as a REIT, we cannot operate our hotel properties or participate in the decisions affecting the daily operations of our hotels. Our TRS may not operate the leased hotels and, therefore, it must enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage the hotels. Thus, independent hotel operators, under management agreements with our TRS, control the daily operations of our hotels.

Under the terms of the management agreements that we have with Commonwealth Hotels, Inc. and Hyatt Corporation, our ability to participate in operating decisions regarding the hotels is limited. We will depend on these independent management companies to adequately operate our hotels as provided in the management agreements. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, ADR, and RevPAR, we may not be able to force the management company to change its method of operation of our hotels. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement, which in the case of eight of our initial hotels were not negotiated on an arm’s length basis. Additionally, in the event that we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels. Furthermore, since Commonwealth Hotels, Inc. manages all but one of our hotels, any disruption in our relationship could result in lower revenues or higher operating costs, either of which would result in lower net income.

Unanticipated expenses and insufficient demand for hotels we open in new geographic markets could reduce our net income and limit our ability to make distributions to our stockholders.

As part of our business plan, we may develop or acquire new hotels in some geographic areas of the United States in which our management may have little or no operating experience. As a result, we may have to incur costs relating to the opening, operation and promotion of those new hotel properties that are substantially greater than those incurred in other areas. These hotels may attract fewer customers than our existing hotels, while at the same time, we may incur substantial additional costs with these new hotel properties. As a result, the results of operations at new hotel properties may be inferior to those of our initial nine hotels. Unanticipated expenses and insufficient demand at a new hotel property, therefore, could reduce our net income and limit our ability to make distributions to our stockholders.

Future acquisitions may not yield the returns expected, may result in disruptions to our business, may strain management resources and may result in stockholder dilution.

Our external growth strategy and our market selection process may not ultimately be successful and may not provide positive returns on our investment. Acquisitions may cause disruptions in our operations and divert management’s attention away from day-to-day operations. The issuance of equity securities in connection with any acquisition could be substantially dilutive to our stockholders.

Geographic concentration of our hotels makes our business vulnerable to economic downturns in Ohio, particularly in the Cincinnati metropolitan area.

Five of our hotels are located in Ohio and Kentucky, three of which are located in the Cincinnati metropolitan area. Although our external growth strategy is focused on geographically diversifying our asset base, economic and real estate conditions in Ohio, particularly in Cincinnati, will significantly affect our revenues and the value of our hotels for the foreseeable future. Business layoffs or downsizing, industry slowdowns, changing demographics and other similar factors may adversely affect the economic climate in Ohio. Any resulting oversupply or reduced demand for hotels in Ohio would therefore have a disproportionate negative impact on our revenues and limit our ability to make distributions to stockholders.

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders.

As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gain, each year to our stockholders. In the event of future downturns in our operating results and financial performance or unanticipated capital improvements to our hotels, including capital improvements which may be required by our franchisors, we may be unable to declare or pay distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our board of directors, which will consider, among other factors, our financial performance, debt service obligations and debt covenant compliance and capital expenditure requirements. We cannot assure you that we will be able to generate sufficient cash to fund distributions. Furthermore, if our operating performance suffers, our cash available for distribution could be less than 90% of our REIT taxable income. In this event, we would either be required to borrow funds to pay the distribution or lose our REIT status.

Among the factors that could reduce our net income and limit our distributions to stockholders are the failure of our TRS to make required rent payments because of reduced net operating profits or operating losses, increased debt service requirements and capital expenditures at our hotels, including capital expenditures required by the franchisors of our hotels. Among the factors that could reduce the net operating profits of our TRS are decreases in hotel revenues and increases in hotel operating expenses. Hotel revenue can decrease for a number of reasons, including increased competition from a new supply of hotel rooms and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at our hotels.

Future debt service obligations could adversely affect our overall operating results, may require us to liquidate our properties, may jeopardize our tax status as a REIT and limit our ability to make distributions to our stockholders.

At December 31, 2004, we have $130.8 million in consolidated debt. While we have adopted a target debt level of no more than 50% of our total market capitalization, our board of directors may change this debt policy at any time without stockholder approval. We and our subsidiaries may be able to incur substantial additional debt, including secured debt, in the future. Incurring debt could subject us to many risks, including the risks that:

•	our cash flow from operating activities will be insufficient to make required payments of principal and interest;

•	our debt may increase our vulnerability to adverse economic and industry conditions;

•	we may be required to dedicate a substantial portion of our cash flow from operating activities to payments on our debt, thereby reducing cash available for distribution to our stockholders, funds available for operations and capital expenditures, future business opportunities or other purposes; and

•	the terms of any refinancing will not be as favorable as the terms of the debt being refinanced.

If we violate covenants in our indebtedness agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all.

If we incur or obtain debt in the future and do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance this debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense would lower our cash flow, and, consequently, cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotels on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. We may place additional mortgages on our hotels to secure a line of credit that we expect to obtain prior to the closing of the offering or other debt. To the extent we cannot meet our debt service obligations, we risk losing some or all of those hotels to foreclosure. Also, covenants applicable to our debt could impair our planned strategies and, if violated, result in a default of our debt obligations, which could cause us to seek protection under the bankruptcy laws and likely would result in a total loss of a stockholder’s investment.

Our operating results are sensitive to fluctuations in interest rates, and our hedging strategies may not be effective.

Higher interest rates could increase debt service requirements on our floating rate debt and could reduce the amounts available for distribution to our stockholders, as well as reducing funds available for our operations, future business opportunities, or other purposes. We may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to “hedge” against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations under them. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. To satisfy payment obligations, we could be required to liquidate one or more of our hotel investments at times which may not permit us to receive an attractive return on our investment in order to meet our debt service obligations, which could also expose us to liability under our tax indemnification agreements with some holders of operating partnership units.

Risks Related to Hotel Investments

Hotel development is subject to timing, budgeting and other risks that would increase our operating costs and limit our ability to make distributions to stockholders.

We intend to acquire newly-developed and redeveloped hotels from time to time as suitable opportunities arise, taking into consideration general economic conditions. Newly-developed hotel properties involve a number of risks, including risks associated with:

•	construction delays or cost overruns that may increase project costs;

•	receipt of zoning, occupancy and other required governmental permits and authorizations;

•	development costs incurred for projects that are not pursued to completion;

•	acts of God such as earthquakes, hurricanes, floods or fires that could adversely impact a project;

•	ability to raise capital; and

•	governmental restrictions on the nature or size of a project.

We cannot assure you that any development project will be completed on time or within budget. Our inability to complete a project on time or within budget would increase our operating costs and reduce our net income.

The hotel business is capital intensive, and our inability to obtain financing could limit our growth.

Our hotel properties will require periodic capital expenditures and renovation to remain competitive. The lenders under some of our mortgage debt agreements require us to set aside varying amounts each year for capital improvements at our hotels. Acquisitions or development of additional hotel properties will require significant capital expenditures. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income each year to maintain our REIT tax status. Consequently, we will rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements. As a result, our ability to fund capital expenditures, acquisitions or hotel development through retained earnings will be limited. Our ability to grow through acquisitions or development of hotels will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on market conditions. Neither our charter nor our bylaws limits the amount of debt that we can incur. However, we cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

Our dependence on the increasing use of Internet travel intermediaries by consumers could result in lower net income.

Some of our hotel rooms will be booked through Internet travel intermediaries such as Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations systems rather than to our lodging brands. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability would decline, which would decrease the value of our common stock. We estimate that approximately 10% of our revenues are generated from Internet travel intermediaries unrelated to our franchisors.

Uninsured and underinsured losses could reduce our net income and limit our ability to make distributions to our stockholders.

We intend to maintain comprehensive insurance on each of our hotels, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. The coverage under our insurance policy is the full replacement cost of the initial hotels. There are no assurances that current coverage will continue to be available at reasonable rates. Catastrophic losses may not be economically insurable, if at all. At this time we have not obtained terrorism or flood insurance on our hotel properties because we deem it unnecessary and costly. Lenders may require in the future such insurance, and our failure to obtain such insurance could constitute a default under loan agreements. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could reduce our net income and limit our ability to obtain future financing.

In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property including, in some circumstances, payments due under management or franchise agreements. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

Because we do not have owners’ title insurance policies on all of our initial hotels, we could incur significant expenses to remedy any unknown title defects, which would harm our financial condition and reduce our ability to make distributions to our stockholders.

Although we have lenders’ title insurance policies with coverage equal to the maximum principal amount of debt at our hotels, we do not have owners’ title insurance policies on all of our initial hotels. As a result, we are exposed to losses in the event of an unknown title defect. Even though we are not aware of any title defects and do not expect to incur any losses related thereto, to the extent we suffer a title defect at one or more of our hotels, we could be required to incur significant expenses to cure such defect. If we were unable to cure such an unknown title defect at one of our hotels, we could lose our entire equity investment in such a hotel and could even incur liability from representations of title made in various loan and possibly other documents, which would severely harm our financial condition and reduce our ability to make distributions to our stockholders.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotels in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in national and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning and other ordinances and costs of compliance with laws and regulations;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, terrorism, acts of war and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.

We may decide to sell our hotels in the future. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property or an indemnification of adverse tax consequences to sellers. We have entered into such agreements with respect to seven of our initial hotels with the contributors of those hotels. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could reduce our net income and limit our ability to pay distributions to stockholders.

The costs of compliance with or liabilities under environmental laws may harm our operating results.

Our hotels may be subject to environmental liabilities. An owner of real property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:

•	our knowledge of the contamination;

•	the timing of the contamination;

•	the cause of the contamination; or

•	the party responsible for the contamination of the property.

We have reviewed Phase I environmental reports that were previously prepared for all of our initial hotels. Most of these Phase I environmental reports were conducted within the last six years, though we have relied upon older Phase I environmental reports for some of our initial hotels. These Phase I environmental reports were obtained in the past and do not protect us as the purchaser of the properties under the six-month statutory safe harbor from liabilities under the Comprehensive Environmental Response Compensation and Liability Act of 1980, or “CERCLA.” Although none of these Phase I environmental reports identified any material contamination at any of our initial hotels, the Phase I environmental reports do not identify potential unknown material environmental liabilities.

There may be unknown environmental problems associated with our properties. For instance, in the past some of our properties may have used underground tanks for the storage of petroleum-based or waste products, about which we have no knowledge, that could create a potential for release of hazardous substances. If environmental contamination exists on our properties, we could become subject to strict, joint and several liability for the contamination by virtue of our ownership interest.

The presence of hazardous substances on a property may cause a decline in the value of that property and we may incur substantial remediation costs. The discovery of environmental liabilities attached to our properties could increase our operating costs and limit our ability to pay distributions to stockholders.

Our hotels may unknowingly contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property, which would reduce our cash available for distribution. In addition, the presence of significant mold could expose us to liability from our guests, employees of ours or of our property managers and others if property damage or health concerns arise.

Risks Related to Our Status as a REIT

If we do not qualify as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.

We expect to operate so as to qualify as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•	we would be taxed as a regular domestic corporation, which, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate rates;

•	any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders; and

•	unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification, and, thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets. For example:

•	We will be required to pay tax on undistributed REIT taxable income.

•	We may be required to pay “alternative minimum tax” on our items of tax preference.

•	If we have net income from the disposition of foreclosure property held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay tax on that income at the highest corporate rate.

•	If we sell a property in a “prohibited transaction,” our gain from the sale would be subject to a 100% penalty tax. A “prohibited transaction” would be a sale of property, other than a foreclosure property, held primarily for sale to customers in the ordinary course of business.

•	Our TRS is a fully taxable corporation and will be required to pay federal and state taxes on its income, which will consist of the revenues from the hotels leased from the operating partnership, net of the operating expenses for such hotels and rent payments to us.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of generating strong risk-adjusted returns on invested capital for our stockholders.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

Complying with REIT requirements may force us to borrow to make distributions to stockholders.

As a REIT, we must distribute at least 90% of our annual REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.

From time to time, we may generate taxable income greater than our net income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce the market price of our common stock.

Risk Factors Related to Our Corporate Structure

There are no assurances of our ability to make distributions in the future.

We intend to make quarterly distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. However, our ability to pay distributions may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our board of directors and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. There are no assurances of our ability to pay distributions in the future. In addition, some of our distributions may include a return of capital.

Our charter does not permit ownership in excess of 9.8% of our capital stock, and attempts to acquire our capital stock in excess of the 9.8% limit without prior approval from our board of directors are void.

For the purpose of preserving our REIT qualification, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the outstanding shares of our preferred stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock, and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the board of directors will be void, and could result in the shares being automatically transferred to a charitable trust.

Because provisions contained in Maryland law and our charter may have an anti-takeover effect, investors may be prevented from receiving a “control premium” for their shares.

Provisions contained in our charter and Maryland general corporation law may have effects that delay, defer or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our stockholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:

•	Ownership limit: The ownership limit in our charter limits related investors, including, among other things, any voting group, from acquiring over 9.8% of our common stock without our permission.

•	Preferred stock: Our charter authorizes our board of directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.

Maryland statutory law provides that an act of a director relating to or affecting an acquisition or a potential acquisition of control of a corporation may not be subject to a higher duty or greater scrutiny than is applied to any other act of a director. Hence, directors of a Maryland corporation may not be required to act in takeover situations under the same standards as apply in Delaware and other corporate jurisdictions.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may cause the market price of our common stock to decline.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

Common stock eligible for future sale may cause our share price to decline.

We cannot predict the effect, if any, of future sales of common stock, or the availability of common stock for future sales, on the market price of our common stock. Sales of substantial amounts of common stock (including up to 5,993,837 shares of common stock issuable upon the conversion of operating partnership units), or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock. By October 1, 2005 we intend to register the original issuance and/or the resale of the shares of common stock issuable upon the conversion of operating partnership units.

We also may issue from time to time additional shares of common stock or units of our operating partnership in connection with the acquisition of hotels, and we expect to grant demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of our common stock or the perception that these sales could occur may have the effect of putting downward pressure on the prevailing market price for our common stock or may impair our ability to raise capital through a sale of additional equity securities.

We depend on key personnel with long-standing business relationships, the loss of whom could threaten our ability to operate our business successfully.

Our future success depends, to a significant extent, upon the continued services of our management team. In particular, the lodging industry experience of Mr. Butler, our non-executive chairman, Mr. Blackham, our chief executive officer, and Mr. Frederick, our chief financial officer, and the extent and nature of the relationships they (and Commonwealth Hotels, Inc. and Corporex) have developed with hotel franchisors, operators and owners and hotel lending and other financial institutions are critically important to the success of our business. We do not maintain key person life insurance on any of our officers. Although these officers currently have employment agreements with us, we cannot assure you of the continued employment of all of our officers. The loss of services of one or more members of our corporate management team would limit our ability to acquire additional hotels and could result in increased operating costs.

The ability of our board of directors to change our major corporate policies may not be in your interest.

Our board of directors determines our major corporate policies, including our acquisition, financing, growth, operations and distribution policies. Our board may amend or revise these and other policies from time to time without the vote or consent of our stockholders.

Our Chairman and his affiliates beneficially own approximately 20% of our common stock on a fully diluted basis and exercise significant control over our company and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.

William P. Butler, our Chairman, and his affiliates own approximately 20% of the outstanding shares of our common stock on a fully diluted basis. Accordingly, Mr. Butler may be able to exercise significant control over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the determination of our day-to-day corporate and management policies. In addition, Mr. Butler is able to exercise significant control over the outcome of any proposed merger or consolidation of our company, which would require the affirmative vote of the holders of a majority of the outstanding shares of our common stock. Mr. Butler’s ownership interest in our company may discourage third parties from seeking to acquire control of our company, which may cause the market price of our common stock to decline.

Our Franchise Licenses

We believe that the public’s perception of quality associated with a franchisor is an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, and centralized reservation systems. As of February 24, 2005, the Company operated ten hotels under the following franchise licenses:

Embassy Suites, a registered trademark of Hilton Hospitality, Inc.

Hilton Hotels, a registered trademark of Hilton Hospitality, Inc.

Hyatt Regency, a registered trademark of Hyatt Corporation

Marriott, a trademark of Marriott International, Inc.

We anticipate that most of the additional hotels we acquire will be operated under franchise licenses as well.

Our management companies, including Commonwealth Hotels, Inc., must operate each hotel pursuant to the terms of the related franchise agreement, and must use their best efforts to maintain the right to operate each hotel as such. In the event of termination of a particular franchise agreement, our management companies must operate the effected hotels under such other franchise agreement, if any, as we enter into or obtain as franchisee.

The franchise licenses generally specify certain management, operational, recordkeeping, accounting, reporting, and marketing standards and procedures with which the franchisee must comply, including requirements related to:

•	training of operational personnel;

•	safety;

•	maintaining specified insurance;

•	the types of services and products ancillary to guest room services that may be provided;

•	display of signage; and

•	the type, quality, and age of furniture, fixtures, and equipment included in guest rooms, lobbies, and other common areas.

Seasonality

Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months. This seasonality pattern can be expected to cause fluctuations in our quarterly lease revenue under the percentage leases. We anticipate that our cash flow from the operation of the properties will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to make required distributions. However, we cannot make any assurances that we will make distributions in the future.

Item 2. Properties

As of December 31, 2004, we owned a 100% interest in eight of our hotels and a 49% interest in the ninth hotel, with the right and obligation to acquire the remaining 51% interest in the ninth hotel no later than January 31, 2006. The following table sets forth information regarding the material mortgages against the hotels (dollars in thousands):

Property	Name of Property- Owning Entity	Principal Balance as of December 31, 2004	Prepayment Penalties	Interest Rate	Maturity Date	Amortization Provisions
Cincinnati Landmark Marriott	EHP RiverCenter Landmark, LLC	$31,903	None	LIBOR + 2.75%	August 1, 2005	Monthly principal installments of $42 plus interest. Balloon payment of $31,606 at maturity.(1)
Hyatt Regency Rochester	EHP Rochester Hotel, LLC	16,133	Greater of 1% outstanding principal balance or Yield Maintenance (2)	7.28%	September 1, 2008	Monthly installments of $130 principal and interest. Balloon payment of $14,592 at maturity.
Chicago Marriott Southwest at Burr Ridge	EHP Burr Ridge, LLC	12,403	$130 for prepayment before October 2005; thereafter, none	LIBOR + 4.25%(3)	September 24, 2006	Monthly installments of $93 principal and interest. Balloon payment of $11,813 at maturity.
Embassy Suites Hotel Cincinnati- RiverCenter	EHP RiverCenter Suites, LLC	14,335	1% outstanding principal balance plus Yield Maintenance (3)	8.48%	January 1, 2006	Monthly installments of $137 principal and interest. Balloon payment of $13,894 at maturity.
Embassy Suites Hotel Columbus/Dublin	EHP Dublin Suites, LLC	23,664	None	LIBOR + 2.87%, not less than 4.02%	July 31, 2006

Monthly installments

of fixed principal ($49

through August, 2004;

$51 September, 2004

through August, 2005;

$53 per month

thereafter through

maturity) plus interest.

Balloon payment of

$22,714 at maturity.

Embassy Suites Hotel Cleveland/Rockside	EHP Independence Suites, LLC	23,391	None	LIBOR + 2.75%	August 1, 2005	Monthly installments of $36 fixed principal plus interest. Balloon payment of $23,141at maturity.
Embassy Suites Hotel Denver-International Airport	EHP DIA Suites, LLC	8,878	None	LIBOR + 3.50%	May 31, 2006	Monthly installments of fixed principal of $17 plus interest. Balloon payment of balance at maturity.

(1)	We have the option to extend the maturity date by one year to August 1, 2006, upon payment of a fee and subject to specified conditions.
(2)	Yield maintenance means a payment equal to the present value of the difference (if any) between the remaining scheduled payments of principal and interest and the remaining payments of principal, assuming the U.S. Treasury interest rate applicable to the date of each remaining principal payment.
(3)	This interest rate has a floor of 6.5%.

We own these hotels in fee simple except for the Cincinnati Landmark Marriott and the Embassy Suites Hotel Cincinnati-RiverCenter, which are owned pursuant to air rights leases with the Commonwealth of Kentucky and the City of Covington, Kentucky that expire in 2150 and 2140 (including all extensions), respectively, and the Hyatt Regency Rochester, which is owned pursuant to a ground lease with the County of Monroe Industrial Development Agency that expires in 2020, at which time the lessee will purchase the property for $1.00. These properties are held for investment purposes and are operated by our managers. Other than the Hyatt Regency Rochester, all of these hotels are currently managed by Commonwealth Hotels, Inc. The Hyatt Regency Rochester is currently managed by Hyatt Corporation. We believe that each of these properties is adequately covered by insurance. However, we have not obtained owners’ title policies on these hotels and may incur liabilities as a result. We are planning, or have begun, property improvement plans on the Embassy Suites Hotel Cincinnati-RiverCenter, Embassy Suites Hotel Tampa-Airport/Westshore, Hyatt Regency Rochester, and Hilton Cincinnati Airport.

The following table set forth financial and room information for each of our hotels owned as of December 31, 2004:

Property	Location	Number of Rooms
Cincinnati Landmark Marriott	Covington, KY	321
Hilton Cincinnati Airport	Florence, KY	306
Hyatt Regency Rochester	Rochester, NY	336
Chicago Marriott Southwest at Burr Ridge	Burr Ridge, IL	184
Embassy Suites Hotel Cincinnati-RiverCenter	Covington, KY	226
Embassy Suites Hotel Columbus/Dublin	Dublin, OH	284
Embassy Suites Hotel Cleveland/Rockside	Independence, OH	271
Embassy Suites Hotel Denver-International Airport	Denver, CO	174
Embassy Suites Hotel Tampa-Airport/Westshore	Tampa, FL	221

Total		2,323

In addition to the mortgage debt, the Company has a loan for shuttle vans that matures in July, 2007. The ending principal balance as of December 31, 2004 was approximately $58,000. The monthly interest and principal payment is $2,016 with a fixed interest rate of 5.0%.

On February 24, 2005, we completed the acquisition of the 270-room Embassy Suites Phoenix-Scottsdale for $33.0 million. In connection with this acquisition, the Company finalized a $22.1 million three year, full recourse loan having an interest rate of 215 basis points over 30-day LIBOR that is collateralized by the Embassy Suites Phoenix-Scottsdale. The proceeds of this loan were used to pay for this acquisition and the remainder of the purchase price was paid from existing cash. This hotel will be managed by Commonwealth Hotels, Inc.

Item 3. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “EHP”. The following table sets forth for the period since our inception, October 1, 2004, through December 31, 2004 the high and low sales prices for our common stock, as traded on that exchange.

Price Range
High	Low
$10.50	$9.12

Stockholder Information

As of February 7, 2005, we had approximately 5,600 holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Dividend Information

On January 10, 2005, the Company declared a cash dividend of $0.175 per share, for stockholders of record on January 18, 2005, which was paid on February 1, 2005.

Equity Compensation Plans Information

The following table sets forth the information regarding our equity compensation plans as of December 31, 2004:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
Restricted stock	232,868	(1)	NA	422,132
Equity compensation plans not approved by security holders	None		None	None

(1)	Shares have been issued but are not vested.

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

The Company’s net proceeds from the offering were approximately $149.3 million, after deducting the underwriting discount and offering expenses. The Company used the net proceeds as follows:

Dollar Amount
(in millions)
Net offering proceeds	$149.3
Collective cash of entities that own the initial hotels as of the closing	10.8

Total proceeds available for use	$160.1

Amount to repay mortgage debt	44.1
Amount to pay cash portion of acquisition cost of initial hotels (1)	56.1
Amount to repay loans from Corporex and Commonwealth Hotels, Inc.	21.4
Amount set aside in our replacement reserve accounts	10.8

Total proceeds used	$132.4

(1)	The cash portion of the acquisition cost for the entities that own the initial hotels consisted of $51.1 million plus $5.0 million, which was an amount equal to the hotels’ collective net working capital, net of cash received, as of the closing.

Item 6. Selected Financial Data

The following table sets forth consolidated selected historical operating and financial data for the Company beginning with its commencement of operations on October 1, 2004. Prior to that time, this table includes the combined selected historical operating and financial data of certain affiliates of the Eagle Hospitality Group (the “Predecessor”).

The selected historical combined financial information as of December 31, 2003, 2002, and 2001 and for each of the three years in the period ended December 31, 2003 were derived from audited financial statements contained in the Company’s Registration Statement on Form S-11 (SEC File No. 333-115213). The selected historical combined financial information as of December 31, 2000, and for the year ending December 31, 2000, was derived from unaudited financial statements. The unaudited historical combined financial statements include all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of such dates and for such periods under accounting principles generally accepted in the United States.

The information below should be read along with all other financial information and analysis presented elsewhere herein, including the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated and combined financial statements and related notes thereto.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

	Company & Predecessor 2004	Predecessor 2003	Predecessor 2002	Predecessor 2001	Predecessor 2000
Operating Data:
Occupancy	65.2%	60.6%	62.4%	57.2%	67.6%
ADR	$111.82	$112.68	$108.68	$115.64	$115.24
RevPAR	$72.86	$68.27	$67.77	$66.11	$77.86
Statement of operations data ($000’s):
Revenues	$82,298	$74,655	$69,820	$59,104	$56,989
Hotel operating expenses, excluding depreciation, amortization and corporate overhead	58,373	53,908	50,683	45,139	42,768
Corporate overhead	1,275	—	—	—	—
Depreciation and amortization (3)	9,285	9,518	8,563	6,596	5,996

Operating profit	13,365	11,229	10,574	7,369	8,225
Interest income	157	104	306	189	212
Interest expense	10,852	12,060	12,026	11,478	10,912
Other income (expense), net	—	10	6	(4)	—
Minority interest	33	—	—	—	—
Provision for income taxes	—	—	—	—	—

Net income (loss)	$2,637	$(717)	$(1,140)	$(3,924)	$(2,475)

Statement of cash flows data ($000’s):
Net cash provided by operating activities	$9.201	$8,737	$5,168	$1,068	$4,074
Net cash used in investing activities	(61,976)	(1,920)	(23,592)	(33,399)	(37,221)
Net cash provided by (used in) financing activities	71,686	(7,737)	17,657	33,107	34,365
Balance Sheet Data ($000’s):
Total assets	$252,384	$177,022	$185,372	$167,513	$138,771
Total debt	130,795	196,124	200,553	183,173	147,242
Total liabilities	138,192	202,223	206,220	188,584	152,950
Total minority interest	17,035	—	—	—	—
Total owners’ (deficit)/equity	97,157	(25,201)	(20,848)	(21,071)	(14,179)
Other Financial Data ($000’s):
EBITDA (3)	$24,082	$20,861	$19,449	$14,150	$14,433
FFO (4)	11,922	8,801	7,423	2,672	3,521

SELECTED HISTORICAL FINANCIAL AND OTHER DATA

(1)	The following hotels were added to the group during the period of January 1, 2000 through December 31, 2004:

Property	Opening Date
Embassy Suites Hotel Columbus/Dublin	November, 2000
Embassy Suites Hotel Cleveland/Rockside	October, 2001
Embassy Suites Hotel Denver-International Airport	December, 2002
Marriott Southwest at Burr Ridge	August, 2004

(2)	Investments in hotel properties are be stated at acquisition cost and allocated to property and equipment and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141. Property and equipment was recorded at current replacement value for similar capacity, and identifiable intangible assets were recorded at estimated fair value. Property and equipment are depreciated using the straight-line method over an estimated useful life of 15-40 years for building and improvements and 3-10 years for furniture and equipment.

(3)	EBITDA herein is defined as net income (loss) before interest expense, taxes, depreciation, amortization, and corporate overhead. We believe EBITDA is a useful financial performance measure of adjusted earnings for us and for our stockholders and is a complement to net income and other financial performance measures provided in accordance with US generally accepted accounting principles (“GAAP”). We use EBITDA to measure the financial performance of our operating hotels because it excludes expenses such as depreciation, amortization, corporate overhead, taxes and interest expense, which are not indicative of operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. By excluding depreciation and amortization expense, which can vary from hotel to hotel based on a variety of factors unrelated to the hotels’ financial performance, we can more accurately assess the financial performance of our hotels. Under US GAAP, hotel properties are recorded at historical cost at the time of acquisition and are depreciated on a straight-line basis. By excluding depreciation and amortization, we believe EBITDA provides a basis for measuring the financial performance of hotels unrelated to historical cost. By excluding corporate overhead we are able to compare the hotel operations to years prior to the offering when there were no corporate overhead charges. However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as calculated by us, may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss) which is the most comparable financial measure calculated and presented in accordance with US GAAP. EBITDA does not represent net income (loss) and should not be considered as an alternative to operating income or net income determined in accordance with US GAAP. EBITDA does not represent cash flows from operating activities determined in accordance with US GAAP, and should not be considered as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity. Below is a reconciliation of EBITDA to net (loss) income.

	Historical for the Years Ended December 31,
	Company & Predecessor 2004	Predecessor 2003	Predecessor 2002	Predecessor 2001	Predecessor 2000
	(dollars in thousands)
Reconciliation of EBITDA
Net (loss) income	$2,637	$(717)	$(1,140)	$(3,924)	$(2,475)
Corporate overhead	1,275	—	—	—	—
Minority interest	33	—	—	—	—
Plus depreciation and amortization	9,285	9,518	8,563	6,596	5,996
Plus interest expense	10,852	12,060	12,026	11,478	10,912

EBITDA	$24,082	$20,861	$19,449	$14,150	$14,433

(4)	Funds From Operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with US GAAP, excluding extraordinary items as defined under US GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for any minority interest deriving from unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets in accordance with US GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from US GAAP net income. Management believes that the use of FFO, combined with the required primary US GAAP presentations, has improved the understanding of operating results of REITs among the investing public and made comparisons of REIT operating results more meaningful. Management considers FFO to be a useful measure of adjusted earnings for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income (loss), which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies. Although FFO is intended to be a REIT industry standard, it may not be calculated in the same manner by other companies, and investors should not assume that FFO as reported by us is comparable to FFO as reported by other REITs. Below is a reconciliation of FFO to net (loss) income.

	Historical for the Years Ended December 31,
	Company & Predecessor 2004	Predecessor 2003	Predecessor 2002	Predecessor 2001	Predecessor 2000
	(dollars in thousands)
Reconciliation of FFO
Net (loss) income	$2,637	$(717)	$(1,140)	$(3,924)	$(2,475)
Plus depreciation and amortization	9,285	9,518	8,563	6,596	5,996

FFO	$11,922	$8,801	$7,423	$2,672	$3,521

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Maryland corporation that was formed in April 2004 to pursue current and future opportunities in the full-service and all-suites hotel industry. Our initial public offering occurred October 6, 2004. Our net proceeds realized from the offering, after the costs associated with the offering, were $148.2 million. We are self-advised, own our hotels and conduct business through an operating partnership, EHP Operating Partnership, L.P. We own approximately 74% of the partnership units in our operating partnership. Limited partners (including certain of our officers and directors) own the remaining operating partnership units. After October 1, 2005, limited partners will have the option of redeeming each of their operating partnership units for the cash value of one share of our common stock or, at our sole option, one share of common stock. We will elect to be treated as a REIT for federal income tax purposes.

Our portfolio consists of nine full-service and all-suites hotels under the Embassy Suites Hotels, Marriott, Hilton and Hyatt brands. We acquired a 100% interest in eight of our hotels and a 49% interest in the ninth hotel from affiliates of Corporex, which is controlled by William P. Butler, our Chairman, and other third parties for a cash payment equal to $51.1 million plus an amount equal to the hotels’ collective net working capital of $5.0 million, net of cash received, 5,566,352 operating partnership units and 146,540 shares of common stock. No later than January 31, 2006, we will acquire the remaining 51% interest in the ninth hotel for 427,485 operating partnership units. The aggregate consideration paid for 100% of the interests in all of the nine initial hotels was valued at $317.7 million, including the assumption of $206.8 million of consolidated debt but excluding the cash portion of the purchase price attributable to the hotels’ collective net working capital. The purchase price excludes earn-out payments totaling in the aggregate up to 833,333 additional operating partnership units, which will be payable over a three-year period to the original contributors of the Embassy Suites Hotel Columbus/Dublin, the Embassy Suites Hotel Cleveland/Rockside and the Embassy Suites Hotel Denver-International Airport only if certain operating measurements are achieved on any trailing 12-month basis within three years from the contribution. We used $65.5 million of the offering proceeds to repay consolidated debt. We have $130.8 million in consolidated debt as of December 31, 2004.

For us to qualify as a REIT, we cannot operate hotels. Therefore, our operating partnership and its subsidiaries lease our hotel properties to our TRS, which in turn engages eligible independent contractors to manage our hotels. Our TRS, which is a wholly owned subsidiary of our operating partnership, is consolidated into our financial statements for accounting purposes. Since both our operating partnership and our TRS are controlled by us, our principal source of funds on a consolidated basis is from the operations of our hotels. The earnings of our TRS are subject to taxation like other regular C corporations.

For accounting purposes, the entities that previously owned the initial properties are deemed to be our predecessor. All significant intercompany accounts and transactions have been eliminated. The combined historical financial statements presented herein were prepared in accordance with US GAAP.

Results of Operations

In the hotel industry most categories of operating costs do not vary directly with the volume of sales, the exceptions being franchise, management, credit card fees and the costs of the food and beverages served. Because of this operating leverage, changes in sales volume disproportionately impact operating results. Room revenue is the most important category of revenue and drives other revenue categories such as food and beverage and telephone. There are three key performance indicators used in the hotel industry to measure room sales:

•	Occupancy, or the number of rooms sold, usually expressed as a percentage of total rooms available;

•	Average Daily Rate (ADR), which is total room revenue divided by the number of rooms sold; and

•	RevPAR (revenue per available room), which is the product of the occupancy percentage and ADR.

The following table illustrates the key performance indicators for the years ended December 31, 2004 (the Company and the Predecessor), 2003 (the Predecessor), and 2002 (the Predecessor), for our initial portfolio, which consists of the seven hotels that have been open throughout the three years presented, plus the Embassy Suites Hotel—Denver International Airport which opened in December, 2002 and the Chicago Marriott Southwest at Burr Ridge which opened in August, 2004:

	Year Ended December 31,
	2004	2003	2002
Hotel revenues (000’s)	$82,298	$74,655	$69,820
RevPAR	$72.86	$68.27	$67.77
Occupancy	65.2%	60.6%	62.4%
ADR	$111.82	$112.68	$108.68

We broadly group our guests into two sectors: transient and group. The transient sector includes the leisure, business or government traveler making individual room reservations. The group sector is composed of bookings for 10 or more rooms and includes leisure, business, government and convention and association travelers. The group leisure sector includes blocks for wedding parties, family reunions and other social gatherings. We offer our largest volume corporate customers a negotiated rate, and we refer to these customers as the group preferred business sector. We generally book the group sector at lower negotiated rates in order to maintain occupancy, but group events are often associated with higher food and beverage revenue.

Comparison of 2004 to 2003

Overview.    For the purposes of this comparison we have combined the results of the Company with those of the Predecessor for 2004, whereas, 2003 reflects only the results for the Predecessor. In 2004, the hotel industry began to recover from a challenging year in 2003. In 2003, travel, in general, was affected by a number of factors, including the war in Iraq, intermittently raised terror alert levels as well as an overall weak economy.

Over the past few years, our general operating strategy has been to maintain ADR for the entire portfolio, as compared to many other operators that have been reducing ADR for their portfolios in order to maintain or increase occupancy. The rationale for our strategy was to position our properties for future growth in ADR upon an expected rebound in the economy and hospitality markets. However, we became more aggressive in pricing group business; this reduced ADR, but increased the occupancy rate and RevPAR.

Revenues.    Total hotel operating revenues increased $7.6 million, or 10.2%, from $74.7 million in 2003 to $82.3 million in 2004. Of this $7.6 million increase, approximately $5.7 million, or 75%, consisted of room revenue and $1.8 million, or 24%, consisted of food and beverage revenue. The Marriott Southwest at Burr Ridge opened in August, 2004 contributing significantly to the increased revenue, with $1.5 million of total revenue during the four plus months that it has been opened. All of our hotels showed increases in room revenue and food and beverage revenue, with the increases being the most pronounced at the Hilton Cincinnati Airport, Embassy Suites Hotel Cleveland/Rockside and Embassy Suites Hotel Denver-International Airport. The Embassy Suites Hotel Denver-International Airport is our second most recently opened hotel and continues to penetrate its market. The Embassy Suites Hotel Cleveland/Rockside is still penetrating its market, which has been sluggish for the past several years. The Hilton Cincinnati Airport, with its proximity to the airport, is seeing improvement as a result of the rebound of the airline traffic. Occupancy at these three hotels increased 20.3% from 49.9% in 2003 to 60.0% in 2004, with the Embassy Suites Hotel Denver-International Airport producing almost 20% of the consolidated room revenue increase for our overall hotel portfolio. The occupancy increase at these three hotels in 2004 was driven by a new contract for airline flight crews at the Hilton Cincinnati Airport, continued penetration of the Denver market, and an improving Cleveland market. RevPAR for these three hotels increased $9.73, or 19.7%, to $59.16 in 2004 from $49.43 in 2003.

As mentioned above, room revenue at the other five hotels increased collectively and individually in 2004 as compared to 2003. Occupancy and RevPAR increased approximately 5% in 2004 as compared to 2003, while the ADR remained flat.

Food and beverage revenues generally vary with room revenues. Therefore, more than half of the increase in food and beverage revenue in 2004 as compared to 2003, excluding the food and beverage revenue produced by the Marriott Southwest at Burr Ridge which opened in August, 2004, was generated collectively by the Hilton Cincinnati Airport, Embassy Suites Hotel Cleveland/Rockside and Embassy Suites Hotel Denver-International Airport, due to increased occupancy at such hotels. The remaining increase was generated at our other hotels as their food and beverage revenue increased in close proportion to the increase in room revenue.

Operating Expenses.    Hotel operating expenses before depreciation and amortization increased by $4.5 million, or 8.3%, from $53.9 million in 2003 to $58.4 million in 2004. Of this amount, $2.5 million was associated with the operation of the Marriott Southwest at Burr Ridge which did not open until August, 2004, including $0.7 million of pre-opening expenses. The majority of the remaining additional operation expenses were related to those that fluctuate depending upon sales volume, in particular, management fees, food and beverage costs, and housekeeping.

Net Operating Income.    Net operating income increased nearly $2.2 million, or 19.0%, in 2004 from $11.2 million in 2003 to $13.4 million in 2004. This increase demonstrates the operating leverage of increased revenues and costs that do not vary proportionately with volume of sales, even with the expense related to the beginning of operations at the Marriott Southwest at Burr Ridge and the corporate overhead.

Corporate Expense.    The Company completed its IPO on October 6, 2004, but commenced operations effective as of October 1, 2004. As a result, the financial statements only contain corporate overhead expenses from that time until December 31, 2004, because there was no corporate overhead expenses prior to that time. Corporate expense totaled $1.3 million, of which more than 50% was the amortization of restricted common stock granted simultaneously with our IPO.

Depreciation and Amortization Expense.    Total depreciation and other amortization expense decreased by approximately $0.2 million from $9.5 million in 2003 to $9.3 million in 2004. This decrease resulted from certain assets being fully depreciated at the Cincinnati Landmark Marriott and the Hilton Cincinnati Airport.

Interest Expense.    Total interest expense decreased $1.2 million to $10.9 million in 2004 compared to $12.1 in 2003 due largely to the $75.4 million paydown of debt with the proceeds of the offering.

Income Taxes.    As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, EHP TRS Holding Co, Inc. is treated as a taxable REIT subsidiary for federal income tax purposes. The Company fully reserved the net deferred tax asset of $0.2 million earned in the period from October 1, 2004 through December 31, 2004.

Net Income (Loss).    During the 2004, we generated net income of $2.6 million as compared to a net loss of $(0.7) million in 2003 due to a combination of the items referenced above.

Comparison of 2003 to 2002

Overview.    The hotel industry had a very challenging year in 2003.

Revenues.    Total hotel operating revenues increased $4.9 million, or 6.9%, from $69.8 million in 2002 to $74.7 million in 2003. This increase resulted primarily from a $5.4 million increase in revenues from the full-year operations of the Embassy Suites Hotel Denver-International Airport, which opened in December 2002, offset by a $500,000 decrease of food and beverage revenue at the remaining hotels during 2003, primarily due to lower banquet and catering business volumes, which resulted from fewer group sector bookings in 2003. We believe food and beverage revenue declined in 2003 as compared to 2002 as a result of heavier military group bookings in 2002 as compared to 2003 at the Embassy Suites Hotel Tampa-Airport/Westshore as a result of troop build-up and the temporary loss of a corporate group client at the Embassy Suites Hotel Columbus/Dublin, which client returned in 2004.

Room revenues on an aggregate basis for the year ended December 31, 2003, increased $4.3 million over the year ended December 31, 2002. The Embassy Suites Hotel Denver-International Airport accounted for $4.1 million of the increase with the remaining hotels experiencing a slight increase in room revenue. Hotels that had been open at least one year experienced ADR growth during 2003, which reflected ADR of $112.27 during 2003 as compared to ADR of $108.38 during 2002. This ADR increase of $3.89, offset by a 3.1% decrease in occupancy, resulted in a slight increase in RevPAR of $68.41 for 2003 as compared to $68.07 for the prior period. We believe occupancy decreased in 2003 as compared to 2002 as a result of heavier military group bookings in 2002 as compared to 2003 at the Embassy Suites Hotel Tampa-Airport/Westshore as a result of troop build-up; the temporary loss of a corporate client at the Embassy Suites Hotel Columbus/Dublin, which client returned in 2004; higher corporate transient sector bookings in 2002 as compared to 2003 at the Hilton Cincinnati Airport and higher weekend-leisure transient sector bookings in 2002 as compared to 2003 at the Cincinnati Landmark Marriott.

ADR in the transient sector increased by $4.67, or 4.2%, from $111.95 in 2002 to $116.62 in 2003. Group sector ADR increased $1.98, or 1.9%, in 2003 as compared to 2002 from $105.37 to $107.35.

Individually, the Embassy Suites Hotel Cleveland/Rockside opened in late 2001 and has not yet reached the stabilization phase of its business cycle. The hotel finished 2003 at 50.4% occupancy as compared to 51.3% in 2002. In 2003, the hotel achieved a $103.50 ADR as compared to $97.76 in 2002. As a result of these factors, the hotel’s RevPAR grew by $2.04, or 4.1%, in 2003 as compared to 2002. The Embassy Suites Hotel Denver-International Airport, which was in its first full year of operation and also has not yet reached stabilization, finished 2003 at 56.6% occupancy and an ADR of $117.69. This resulted in a RevPAR at the Denver hotel of $66.64 during 2003.

Operating Expenses.    Hotel operating expenses before depreciation and amortization increased by $3.2 million, or 6.4%, from $50.7 million in 2002 to $53.9 million in 2003. This increase was primarily due to $3.5 million of expenses resulting from the full-year operations of the Embassy Suites Hotel Denver-International Airport, which opened in December 2002, offset by a $300,000 decrease due to effective cost controls in the food and beverage areas as well as tight labor controls, including some staff reductions, in all areas of the hotels.

Operating Income.    Total operating income increased by 6.2% from $10.6 million in 2002 to $11.2 million in 2003. This increase was primarily due to the first full-year operations of the Embassy Suites Hotel Denver-International Airport offset by a 1.1% decrease in operating expenses at our other hotels.

Depreciation and Amortization Expense.    Total depreciation and other amortization expense increased by approximately $1.0 million from $8.5 million in 2002 to $9.5 million in 2003. This increase includes $1.4 million of depreciation and amortization expense resulting from the first full-year operations of the Embassy Suites Hotel Denver-International Airport offset by a decrease of $400,000 due to certain assets being fully depreciated during 2003.

Interest Expense.    Total interest expense was essentially flat year over year at $12.0 million. An increase of $800,000 in interest expense relating to the first full-year operations of the Embassy Suites Hotel Denver-International Airport was offset by a decrease of $800,000 due to lower interest rates on certain of our variable rate debt, primarily mortgage debt relating to the Hilton Cincinnati Airport and the Embassy Suites Hotel Columbus/Dublin.

Net Income/Loss.    Net loss decreased by $423,000 from $1.1 million in 2002 to $717,000 in 2003. On a same store basis, net income increased by $700,000 from a loss in 2002 of $300,000 to a profit of $400,000 in 2003, even though total same-store revenue decreased by $500,000 in 2003 as compared to 2002.

Liquidity and Capital Resources

Our principal source of funds to meet our cash requirements, including distributions to stockholders, is our share of the operating partnership’s cash flow. The operating partnership’s principal source of revenue will be the cash flow provided by the hotel operations.

Cash flow from hotel operations is subject to all operating risks common to the hotel industry, including:

•	Competition for guests from other hotels;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	Increases in operating costs related to inflation and other factors, including wages, benefits, insurance, and energy;

•	Overbuilding in the hotel industry, especially in particular markets; and

•	Actual or threatened acts of terrorism and actions taken against terrorists, which often cause public concern about travel safety.

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

Upon consummation of the formation transactions, we acquired $10.8 million of restricted cash, which is required by our lenders and franchisors under our various loan and franchise agreements to be set aside in our required replacement reserve accounts. Furthermore, we expect to set aside 4% of future hotel revenues (5% with respect to the Hyatt Regency Rochester) in our replacement reserve accounts to fund capital expenditures. We will be required by our franchisors to make capital expenditures at the Embassy Suites Hotel Cincinnati-RiverCenter, the Embassy Suites Hotel Tampa-Airport/Westshore and the Hilton Cincinnati Airport during the remainder of 2004 and 2005. Given the relative youth of our remaining portfolio, we have no other short-term plans or requirements that require us to make material capital expenditures at our initial hotels.

Net Income/Loss

We fund our short-term liquidity requirements, including the short-term service of debt, through a combination of working capital, cash flows from operating activities and borrowings under our credit facility.

Our long-term liquidity needs generally include the funding of future acquisition and development activity and the retirement of mortgage debt and amounts outstanding under our secured line of credit. We remain committed to maintaining a flexible capital structure. Accordingly, in addition to the sources described above with respect to our short-term liquidity, we expect to meet our long-term liquidity needs through a combination of some or all of the following:

•	the issuance by the operating partnership of secured and unsecured debt securities;

•	the issuance of additional shares of our common stock or preferred stock;

•	the issuance of additional operating partnership units;

•	the selective disposition of non-core assets; or the sale or contribution of some of our wholly owned properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contributions.

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

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements. Because we have the right and obligation to acquire the remaining 51% interest in the entity that owns the Embassy Suites Hotel Cincinnati-RiverCenter no later than January 31, 2006 in exchange for 427, 485 operating partnership units, the assets, liabilities and operations of such entity will be included in our consolidated financial statements as required by FIN 46(r).

Distributions to Stockholders

We intend to elect to be taxed as a REIT commencing with our taxable year ended December 31, 2004. To qualify as a REIT, we will be required to make annual distributions to our stockholders of at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction and by excluding net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future. Our ability to pay distributions to our stockholders will depend, in part, upon the management of our properties by our independent hotel managers. Distributions to our stockholders will generally be taxable to our stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent not inconsistent with maintaining our REIT status, our TRS may retain any after-tax earnings.

Inflation

We rely entirely on the performance of our properties and the ability of the properties’ managers to increase revenues to keep pace with inflation. Hotel operators can generally increase room rates rather quickly, but competitive pressures may limit their ability to raise rates faster than inflation. Our general and administrative costs, such as real estate and personal property taxes, property and casualty insurance, and utilities, are also subject to inflationary pressures.

Seasonality

Virtually all of our properties’ operations are subject to the peaks and valleys associated with seasonal occupancy. The seasonality pattern nevertheless can be expected to cause fluctuations in our revenue. We anticipate that our cash flow from the operation of the properties will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in revenue, we expect to utilize other cash on hand or borrowings to make required distributions. However, we cannot make any assurances that we will make distributions in the future.

Geographic Concentration

Three of our hotels are located in the Northern Kentucky/Greater Cincinnati, Ohio metropolitan area. Economic and real estate conditions in this area significantly affect our revenues. Business layoffs, downsizing, industry slowdowns, demographic changes and other similar factors may adversely affect the economic climate in this locale. Any resulting oversupply or reduced demand for hotels in the area would adversely affect revenues and net income.

Critical Accounting Policies

Our accounting policies are more fully described the notes accompanying our consolidated financial statements. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.

Consolidation Policy—The accompanying financial statements have been consolidated for all activities from inception (October 1, 2004) through December 31, 2004. Included in this consolidation are the Company’s operating entities (TRS’), the limited liability companies that own the hotel properties and EHP Operating Partnership. In accordance with FIN 46 also included in the consolidation are all activities and balances relating to the Embassy Suites Hotel Cincinnati-RiverCenter in which the Company owns a 49% interest. Under FIN 46 the Company is deemed to be the primary beneficiary of this variable interest entity. The Company is obligated to acquire the remaining 51% of this hotel property for 427,485 operating units no later than January 31, 2006. The portion of the statements that reflects activities of the Predecessor, the periods prior to October 1, 2004, have been combined due to the common ownership of the entities. All significant intercompany accounts and transactions among the consolidated and combined entities have been eliminated in the consolidated and combined financial statements.

Revenue Recognition—Hotel revenues, including room, food, beverage and other hotel revenues, are recognized as the related services are delivered. We generally consider accounts receivable to be fully collectible; however, there is an allowance for doubtful accounts of $14,000 at December 31, 2004. If we determine that amounts are uncollectible, which would generally be the result of a customer’s bankruptcy or other economic downturn, such amounts will be charged against operations when that determination is made.

Investment in Hotel Properties—Our hotel properties are stated at the Predecessor’s historical cost, plus an approximate $42.5 million minority interest partial step-up recorded upon formation of the Company on October 1, 2004, related to the acquisition of minority interest from unaffiliated parties related to seven of the initial properties. Improvements and additions which extend the life of the property are capitalized.

Impairment of Investment in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable (i.e., the future undiscounted cash flows for the hotel are projected to be less than the net book value of the hotel). We test for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, and when events or changes in circumstances indicate that a hotel’s net book value may not be recoverable. In the evaluation of the impairment of our hotels, we make many assumptions and estimates, including projected cash flows, holding period, expected useful life, future capital expenditures, and fair values, including consideration of capitalization rates, discount rates, and comparable selling prices. To date, no such impairment charges have been recognized. If an asset were deemed to be impaired, we would record an impairment charge for the amount the property’s net book value exceeds its fair value.

Depreciation and Amortization Expense—Depreciation expense is based on the estimated useful lives of the Company’s assets, while amortization expense for leasehold improvements is the shorter of the lease term or the estimated useful lives of the related assets. The lives of the assets are based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. Presently, hotel properties are depreciated using the straight-line method over lives which range from 5 to 40 years for buildings and improvements and 3 to 10 years for furniture, fixtures, and equipment. While the Company believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income (loss) or the gain or loss on the potential sale of any of the Company’s hotels. Repairs and maintenance costs that do not extend the useful lives of the Company’s assets or enhance the utility of those assets are expensed as incurred. We are required by our franchisors to make capital expenditures at the Embassy Suites Hotel Cincinnati-RiverCenter, the Embassy Suites Hotel Tampa-Airport/Westshore and the Hilton Cincinnati Airport during 2004 and the remainder of 2005.

Recent Accounting Pronouncements—

In November 2002, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. To date, the Company has not entered into any guarantees and will apply the recognition and measurement provisions for all guarantees entered into after January 1, 2003. The Predecessor has adopted the statements as of January 1, 2003, and adoption had no material effect on the financial statements.

In January 2003, the FASB issued Interpretation No. 46 (revised December 2003) (“FIN46R”), “Consolidation of Variable Interest Entities, an interpretation of Accounting research Bulletin No. 51, Consolidated Financial Statements.” FIN 46R revises the requirements for consolidation by business enterprises of variable interest entities with specific characteristics. FIN46R is effective immediately for variable interests created after December 31, 2003, and to all other entities no later than the beginning of the first reporting period beginning after March 15, 2004. The Company has adopted FIN46R and in compliance with this pronouncement has consolidated the Embassy Suites Hotel Cincinnati- RiverCenter into the financial statements as a result of our 49% ownership in this hotel and the Company is required to acquire the remaining 51% interest in the hotel in exchange for 427,485 partnership units no later than January 31, 2006.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires the classification of certain financial instruments, previously classified within the equity section of the balance sheet, to be included in liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and June 15, 2003 for all other instruments. The Predecessor adopted this statement as of January 1, 2003 and it has had no material effect on the financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which clarifies certain implementation issues raised by constituents and amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues that, while inconsistent with Statement 133’s conclusions, were considered by the management of the Predecessor to be preferable; amends SFAS No. 133’s discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option and amends other pronouncements.

The guidance in SFAS No. 149 is effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date. Management adopted SFAS No. 149 effective July 1, 2003, as required, without material effect on the financial position or results of operations of the Company or Predecessor.

In December 2004, the FASB issued a revision to SFAS No. 123 which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award—the requisite period. Although the Company’s bylaws allow for the issuance of stock options, none have been issued to this point. The Company has adopted this pronouncement as of December 31, 2004 and it has had no material effect on the financial statements.

Contractual Obligations and Commitments

As of December 31, 2004, the Company had the following contractual obligations pursuant to long-term borrowings, leases, purchase obligations not recognized in the financial statements, and all other liabilities reflected in the balance sheet (in thousands):

Contractual Obligations as of December 31,

2004

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Mortgage notes payable	$130,707	$57,179	$45,758	$2,191	$25,579
Other long-term debt	58	21	37	—	—
Capital lease obligations	30	30	—	—	—
Operating lease obligations	820	122	199	157	342
Interest payment obligations	38,585	7,028	6,872	4,219	20,466
Other long-term liabilities	—	—	—	—	—

Total	$170,200	$64,380	$52,866	$6,567	$46,387

Also, the Company entered into employment agreements with its Chief Executive Officer, Chief Financial Officer, and Senior Vice-President of Acquisitions. The agreements are for five years, three years, and one year, respectively, expiring in October, 2009, October, 2007, and October, 2005, respectively.

Subsequent Events

On January 10, 2005, we declared a cash dividend of $0.175 per share, for stockholders of record on January 18, 2005, which was paid on February 1, 2005.

On February 18, 2005, we finalized an $81.8 million five year, non-recourse loan. This loan involves both a fixed-rate and floating-rate component with $58.0 million fixed at an interest rate of 5.43% and the remainder having a variable interest rate of 175 basis points over 30-day LIBOR. Approximately $68 million of the proceeds were used to paydown $4.0 million of the loan for the Embassy Suites Columbus/Dublin and to retire the loans for the Cincinnati Landmark Marriott, the Embassy Suites Cleveland/Rockside (related party loan from Corporex) and the Embassy Suites Denver-International Airport. This credit facility is subject to certain financial covenants and is collateralized by the Cincinnati Landmark Marriott, the Embassy Suites Cleveland/Rockside, and the Embassy Suites Tampa-Airport/Westshore.

On February 24, 2005, we completed the acquisition of the 270-room Embassy Suites Phoenix-Scottsdale for $33.0 million. In connection with this acquisition, the Company finalized a $22.1 million three year, full recourse loan having an interest rate of 215 basis points over 30-day LIBOR that is collateralized by the Embassy Suites Phoenix-Scottsdale. The proceeds of this loan were used to pay for this acquisition and the remainder of the purchase price was paid from existing cash. This hotel will be managed by Commonwealth Hotels, Inc.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.

As of December 31, 2004, we had outstanding approximately $100.2 million of variable-rate debt. The impact to our annual results of operations of a one-point change in interest rate on the outstanding balance of variable-rate debt as of December 31, 2004, would be approximately $1.0 million of interest expense. We also had approximately $30.5 million of 7.84% fixed-rate debt outstanding at December 31, 2004. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. We had no other outstanding debt as of December 31, 2004 nor did we have any outstanding interest rate hedge contracts.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of December 31, 2004, it does not consider those exposures or positions which could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

Item 8. Financial Statements and Supplementary Data

The required financial statements are filed herein as listed in Item 15.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the Company’s disclosure controls and procedures, as defined in Securities Exchange Act regulations 240.13a-15(e) and 240.15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

The Company began implementation of its accounting system in November, 2004 and by mid-January, 2005 it had completed the implementation of the general ledger and accounts payable system software. Commonwealth Hotels, Inc., the manager of eight of our hotels, also began implementation of a new accounting system in November and had completed installation of the general ledger and accounts payable software in January, 2005. Although the software at both the Company and Commonwealth has been installed, neither company has completed the installation of all controls features included in the software or the development of all the controls needed on the manual portion of the accounting system.

During their audit of the Company’s consolidated financial statements for the year ended December 31, 2004, Grant Thornton LLP, the Company’s independent registered public accounting firm, advised the Audit Committee and management of an internal control matter at the Company and another matter at Commonwealth Hotels, Inc. that in their opinion constituted significant deficiencies under the standards established by the Public Company Accounting Oversight Board. During the year ended December 31, 2004, the Company initially consolidated one of the hotel’s statements of operations before a final journal entry to adjust accrued interest had been recorded, and Commonwealth Hotels, Inc. duplicated a partial payment on an invoice. The Company and Commonwealth will utilize software controls within the system to insure that all routine journal entries have been recorded, and the features in the accounts payable system at the companies designed to prevent duplicate payments will be utilized. These software controls will be supplemented with analytical management review procedures at the hotel and consolidated levels. Upon notification from Grant Thornton LLP, the Company recorded the necessary entries to make the corrections.

There were no other significant changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 20, 2005.

Item 11. Executive Compensation

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 20, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 20, 2005.

Item 13. Certain Relationships and Related Transactions

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 20, 2005.

Item 14. Principal Accountant Fees and Services

During the years ended December 31, 2004 and 2003, fees incurred related to our independent registered public accounting firm, Grant Thornton LLP, consisted of the following:

	Year Ended December 31,
	2004	2003
Audit Fees (1)	$107	$—
Audit-Related Fees (2)	137	11
Tax Fees (3)	28	—
All Other Fees (4)	—	—

Total	$272	$11

(1)	Represents professional fees associated with the audits of the Company’s annual consolidated financial statements, quarterly reviews, and $101,000 related to the Company’s IPO.
(2)	Represents professional fees associated with required audits of acquired properties in compliance with Rule 3-14 of Regulation S-X of the Securities and Exchange Commission.
(3)	Represents professional fees associated with tax planning, tax consultation, and review of tax returns.
(4)	No other professional services were incurred.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a)	Lists of Documents Filed as Part of this Report

1.	Consolidated Financial Statements, Consolidated Financial Statement Schedules and Report of Independent Registered Public Accounting Firm. See Index on Page F-1.

2.	Exhibits.

Ex.	Description
1	Form of Underwriting Agreement, incorporated herein by reference from Exhibit 1 to the Company’s Form S-11 Registration Statement No. 333-115213, as amended, filed May 6, 2004 (the “2004 Registration Statement”).

3.1	Amended and Restated Articles of Incorporation, incorporated herein by reference from Exhibit 3.1 to the 2004 Registration Statement.

3.2	Bylaws, incorporated herein by reference to Exhibit 3.2 to the 2004 Registration Statement.

4	Form of common stock certificate, incorporated herein by reference from Exhibit 4 to the 2004 Registration Statement.

10.1	Form of Agreement of Limited Partnership of EHP Operating Partnership, L.P., incorporated herein by reference from Exhibit 10.1 to the 2004 Registration Statement.

10.2	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among EHP Operating Partnership, L. P. and the Grantors named therein (Cincinnati Landmark Marriott), incorporated herein by reference from Exhibit 10.2 to the 2004 Registration Statement.

10.3	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among EHP Operating Partnership, L. P. and the Grantors named therein (Embassy Suites Hotel Denver-International Airport), incorporated herein by reference from Exhibit 10.3 to the 2004 Registration Statement.

10.4	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among EHP Operating Partnership, L. P. and the Grantors named therein (Embassy Suites Hotel Cincinnati-RiverCenter), incorporated herein by reference from Exhibit 10.4 to the 2004 Registration Statement.

10.5	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among EHP Operating Partnership, L. P. and the Grantors named therein (Hilton Cincinnati Airport), incorporated herein by reference from Exhibit 10.5 to the 2004 Registration Statement.

10.6	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among EHP Operating Partnership, L. P. and the Grantors named therein (Embassy Suites Hotel Cleveland/Rockside), incorporated herein by reference from Exhibit 10.6 to the 2004 Registration Statement.

10.7	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among EHP Operating Partnership, L. P. and the Grantors named therein (Embassy Suites Hotel Columbus/Dublin), incorporated herein by reference from Exhibit 10.7 to the 2004 Registration Statement.

10.8	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among EHP Operating Partnership, L. P. and the Grantors named therein (Chicago Marriott Southwest at Burr Ridge), incorporated herein by reference from Exhibit 10.8 to the 2004 Registration Statement.

10.9	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among the Company, Rochester Downtown Hotel, Inc., Rochester Holding Corporation and KY Florida Hotels Investors, Inc. (Hyatt Regency Rochester), incorporated herein by reference from Exhibit 10.9 to the 2004 Registration Statement.

Ex.	Description
10.10	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among the Company, Tampa Westshore Hotel, Inc. and KY Florida Hotels Investors, Inc. (Embassy Suites Hotel Tampa-Airport/Westshore), incorporated herein by reference from Exhibit 10.10 to the 2004 Registration Statement.

10.11	Form of Employment Contract between Eagle Hospitality Properties Trust, Inc. and J. William Blackham, its chief executive officer, incorporated herein by reference from Exhibit 10.11 to the 2004 Registration Statement.

10.12	2004 Long-Term Incentive Plan, incorporated herein by reference from Exhibit 10.12 to the 2004 Registration Statement.

10.13	Form of Management Agreement between EHP TRS Holding Co., Inc. (or its wholly owned subsidiary) and Commonwealth Hotels, Inc., incorporated herein by reference from Exhibit 10.13 to the 2004 Registration Statement.

10.14	Form of Lease between EHP Operating Partnership, L.P. (or its wholly owned subsidiary) and EHP TRS Holding Co., Inc. (or its wholly owned subsidiary), incorporated herein by reference from Exhibit 10.14 to the 2004 Registration Statement.

10.15	Form of Nomination Rights Agreement between Eagle Hospitality Properties Trust, Inc. and Corporex Companies LLC, incorporated herein by reference from Exhibit 10.15 to the 2004 Registration Statement.

10.16	Form of Strategic Alliance Agreement among EHP Operating Partnership, L.P., Eagle Hospitality Properties Trust, Inc., Corporex Companies LLC and William P. Butler, incorporated herein by reference from Exhibit 10.16 to the 2004 Registration Statement.

10.17	Form of Non-Competition and Right of First Refusal Agreement among EHP Operating Partnership, L.P., Eagle Hospitality Properties Trust, Inc., Commonwealth Hotels, Inc., William P. Butler and Daniel T. Fay, incorporated herein by reference from Exhibit 10.17 to the 2004 Registration Statement.

10.18	Form of Employment Contract between Eagle Hospitality Properties Trust, Inc. and Thomas A. Frederick, its chief financial officer, incorporated herein by reference from Exhibit 10.18 to the 2004 Registration Statement.

10.19	Subscription Agreement dated May 5, 2004 between Eagle Hospitality Properties Trust, Inc. and Corporex Companies LLC, incorporated herein by reference from Exhibit 10.19 to the 2004 Registration Statement.

10.20	Form of Management Consulting and Advisory Agreement between Eagle Hospitality Properties Trust, Inc. and Corporex Companies LLC, incorporated herein by reference from Exhibit 10.20 to the 2004 Registration Statement.

10.21	Purchase Agreement dated as of December 29, 2004 between EHP Operating Partnership, L.P. and UP Stonecreek, Inc.

10.22	Form of Mortgage Note dated as of February 15, 2005 between subsidiaries of Eagle Hospitality Properties Trust, Inc. as borrowers, and The Prudential Insurance Company of America, as lender.

10.23	Deed of Trust, Assignment and Security Agreement dated as of February 22, 2005 among EHP Phoenix Suites, LLC, Phoenix Suites TRS, Inc. and U.S. Bank National Association.

21	List of Subsidiaries, incorporated herein by reference from Exhibit 10.21 to the 2004 Registration Statement.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Eagle Hospitality Properties Trust, Inc.

We have audited the accompanying consolidated balance sheet of Eagle Hospitality Properties Trust, Inc.(a Maryland corporation) (the “Company”) as of December 31, 2004 and the combined balance sheet of the Predecessor, as defined in Note 1, as of December 31, 2003, and the Company’s consolidated statements of operations and comprehensive income, owners’ equity, and cash flows for the period from October 1, 2004 (inception) to December 31, 2004, and the Predecessor’s combined statements of operations and comprehensive income, owner’s equity, and cash flows for the period from January 1, 2004 to September 30, 2004, and the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and the combined financial position of the Predecessor at December 31, 2003, and the Company’s consolidated results of operations and cash flows for the period from October 1, 2004 (inception) to December 31, 2004, and the Predecessor’s combined results of operations and cash flows for the period from January 1, 2004 to September 30, 2004, and the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule as listed in the index of financial statements at item 15(a) is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/    GRANT THORNTON LLP

Cincinnati, Ohio

February 10, 2005 (except for Note 15, as to which

the date is February 24, 2005)

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED BALANCE SHEETS ($000’s)

	The Company December 31, 2004	The Predecessor December 31, 2003
ASSETS
Cash and cash equivalents	$15,661	$1,199
Restricted cash—real estate tax escrows	1,536	1,915
Restricted replacement reserves	5,440	6,015
Restricted investments—cash and marketable securities for replacement reserves	3,264	1,825
Accounts receivable, net	2,437	2,231
Inventories	454	337
Deferred franchise fees and intangibles, net	505	1,739
Prepaid expenses and other assets	2,848	184
Investment in hotel properties, net	220,239	161,577

Total assets	$252,384	$177,022

LIABILITIES AND OWNERS’ EQUITY
LIABILITIES:
Mortgage notes payable	$107,316	$151,872
Other long term debt	58	18
Related party debt	23,391	44,006
Capital lease obligations	30	228
Accounts payable	1,564	1,439
Due to affiliates	1,088	253
Accrued expenses	4,269	3,433
Advance deposits	476	258
Interest swap	—	716

Total liabilities	138,192	202,223

Minority interest	17,035	—

OWNERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 17,358,573 shares issued and outstanding	174	37
Additional paid-in capital	100,487	—
Accumulated other comprehensive income	22	—
Deferred compensation	(3,623)	—
Retained earnings	97
Accumulated deficit	—	(25,238)

Total owners’ equity	97,157	(25,201)

Total liabilities and owners’ equity	$252,384	$177,022

See notes to consolidated and combined financial statements.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME ($000’s)

	The Company Period From October 1, 2004 to December 31, 2004	The Predecessor Period From January 1, 2004 to September 30, 2004	The Predecessor Year Ended December 31, 2003	The Predecessor Year Ended December 31, 2002
REVENUE
Rooms	$14,619	$44,336	$53,297	$48,958
Food and beverage	5,822	14,378	18,381	17,910
Other	784	2,359	2,977	2,952

Total Revenue	21,225	61,073	74,655	69,820

EXPENSES
Hotel expenses	14,405	41,238	52,130	48,991
Management fees—related party	614	2,116	1,778	1,692
Depreciation and amortization	2,735	6,550	9,518	8,563
Corporate general and administrative:
Stock-based compensation	678	—	—	—
Other corporate general and administrative	597	—	—	—

Total Operating Expenses	19,029	49,904	63,426	59,246

OPERATING INCOME	2,196	11,169	11,229	10,574
Interest income	33	124	104	306
Interest expense	(2,099)	(8,753)	(12,060)	(12,026)
Other income			10	6

Income (loss) before minority interest and provision for income taxes	130	2,540	(717)	(1,140)
Provision for income taxes	—	—	—	—
Minority interest	33	—	—	—

NET INCOME (LOSS)	$97	$2,540	$(717)	$(1,140)
Unrealized gain on marketable securities	22	19	55	15
Effect of interest rate swap	—	716	891	(907)

Total other comprehensive income (loss)	22	735	946	(892)

COMPREHENSIVE INCOME (LOSS)	$119	$3,275	$229	$(2,032)

Basic income per share	$0.01
Diluted income per share	$0.00
Weighted average basic and diluted shares outstanding (000’s)	17,359 23,352

See notes to consolidated and combined financial statements.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENT OF OWNERS’ EQUITY

Predecessor from January 1, 2002 through September 30, 2004, and

Company from October 1, 2004 (Inception) to December 31, 2004

(000’s)

The Predecessor	Common Stock		Accumulated Deficit	Total
	Number of Shares	$0.01 Par Value
Balance at January 1, 2002	3,658	$37	$(21,108)	$(21,071)
Subscriptions Receivable		—	(225)	(225)
Contributions		—	6,565	6,565
Distributions		—	(4,085)	(4,085)
Comprehensive income (loss)		—	(2,032)	(2,032)

Balance at December 31, 2002	3,658	37	(20,885)	(20,848)
Subscriptions Receivable		—	225	225
Contributions		—	—	—
Distributions		—	(4,807)	(4,807)
Comprehensive income (loss)		—	229	229

Balance at December 31, 2003	3,658	37	(25,238)	(25,201)
Contributions		—	11,264	11,264
Distributions		—	(2,852)	(2,852)
Comprehensive income (loss)		—	3,275	3,275

Balance at September 30, 2004	3,658	$37	$(13,551)	$(13,514)

The Company Formation transactions on October 1, 2004	Common Stock		Additional Paid-In Capital	Unearned Compensation	Unrealized Gain/(Loss)	Retained Earnings	Total
	Number of Shares	$0.01 Par Value
Issuance of shares in connection with IPO:	16,771	$168	$163,347	$—	$—	$—	$163,515
Offering and pre-IPO expense	—	—	(14,186)	—	—	—	(14,186)
Issuance of shares for initial properties	147	1	1,427	—	—	—	1,428
Establish minority interest	—	—	(17,002)	—	—	—	(17,002)
Issuance of restricted shares	441	5	4,296	(4,301)			—
Amortization of deferred compensation	—	—	—	678	—	—	678
Accumulated other comprehensive income	—	—	—	—	22	—	22
Issuance of operating units	—	—	58,432	—	—	—	58,432
Consideration given in excess of fair value, plus minority interest step-up	—	—	(95,827)	—	—	—	(95,827)
Net income	—	—	—	—	—	97	97

Balance at December 31, 2004	17,359	$174	$100,487	$(3,623)	$22	$97	$97,157

See notes to consolidated and combined financial statements.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS ($000’s)

	The Company	The Predecessor	The Predecessor	The Predecessor
	Period from October 1, 2004 to December 31, 2004	Period from January 1, 2004 to September 30, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Cash flows from operating activities:
Net income (loss)	$97	$2,540	$(717)	$(1,140)
Adjustments to reconcile net income (loss) to net cash flow provide by operations:
Depreciation and amortization	2,735	6,550	9,518	8,563
Loss on sale of property and equipment	—	—	(11)	(7)
Amortization of unearned compensation	678	—	—	—
Minority interest	33	—	—	—
Changes in assets and liabilities:
Restricted cash	532	(675)	(590)	(1,500)
Accounts receivable	(1,990)	(1,068)	73	(221)
Due from affiliates, net	799	136	589	(592)
Inventories, prepaid expenses, and other assets	(2,097)	210	116	(118)
Accounts payable, accrued expenses, and advance deposits	(887)	1,608	(241)	183

Net cash flow provided by operating activities	(100)	9,301	8,737	5,168
Cash flows from investing activities:
Capital expenditures	(1,237)	(4,659)	(1,199)	(23,577)
Acquisition of hotel properties, net of cash	(56,080)
Proceeds from sale of assets	—	—	11	7
Purchase of investments	—	—	(732)	(22)

Net cash flow used in investing activities	(57,317)	(4,659)	(1,920)	(23,592)
Cash flows from financing activities:
Proceeds from financing	—	3,727	4,136	19,886
Payment of loans	(54,650)	(2,625)	(5,216)	(27,235)
Proceeds from related party financing	—	586	846	24,778
Payment of related party loans	(21,549)	—	(2,397)	(869)
Payment on capital lease obligation	(53)	(164)	(191)	(87)
Deferred loan costs paid	—	(63)	(333)	(1,071)
Partner contributions	—	—	—	6,565
Subscription receivable	—	—	225	(225)
Partner distributions	—	(2,852)	(4,807)	(4,085)
Proceeds from initial public offering, gross	163,515	—	—	—
Costs of initial public offering	(14,186)	—	—	—

Net cash flow provided by financing activities	73,077	(1,391)	(7,737)	17,657

Net change in cash and cash equivalents	$15,660	$3,251	$(920)	$(767)
Cash and cash equivalents, beginning balance	1	1,199	2,119	2,886

Cash and cash equivalents, ending balance	$15,661	$4,450	$1,199	$2,119

See notes to consolidated and combined financial statements.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002, and 2001

1.    Organization and Description of Business

Eagle Hospitality Properties Trust, Inc. (the “Company”), a hotel investment company is a self-advised real estate investment trust (“REIT”), which commenced operations on October 1, 2004 when it completed its initial public offering (“IPO”) and concurrently consummated certain other formation transactions, including the acquisition of a 100% interest in eight hotels and a 49% percent interest in one other hotel, all of which were previously owned by Corporex Companies, LLC (“Corporex”). Because we have the right and obligation to acquire the remaining 51% interest in such entity from Corporex no later than January 31, 2006 in exchange for 427,485 operating partnership units, the assets, liabilities and operations of such entity are included in our consolidated financial statements.

Our operating partnership, EHP Operating Partnership, L.P. (“EHP OP”) was organized as a limited partnership under the laws of the state of Maryland. EHP OP is the sole general partner of and owns approximately 74% of the limited partnership units in our operating partnership. Limited partners (including certain of our officers and directors) own the remaining operating partnership units. After one year, limited partners may generally redeem each unit for the cash value of one share of our common stock or, at our sole option, one share of common stock.

EHP TRS Holding Co, Inc. (“EHP TRS”), our taxable REIT subsidiary, was incorporated as a Maryland corporation. Each of our hotel properties are leased to EHP TRS, which engages hotel management companies, such as Commonwealth Hotels, Inc. (“Commonwealth Hotels”), to manage and operate the hotels under management contracts. Under applicable REIT tax rules, neither we nor our operating partnership can directly undertake the daily management activities of our hotels. Therefore, our operating partnership and principal source of funds will be dependent on EHP TRS’s ability to generate cash flow from the operation of the hotels. EHP TRS will pay income taxes at regular corporate rates on its taxable income.

The IPO consisted of the sale of 16,770,833 shares of common stock (“initial shares”) to the public at a price of $9.75. This amount included 2,187,500 shares issued as the result of the underwriters’ over-allotment option. The IPO generated gross proceeds of approximately $163.5 million. The aggregate proceeds to the Company, net of underwriters’ discount and offering costs, was $149.3 million. In addition to the initial shares, 208,332 shares of restricted stock were issued to Corporex in connection with a strategic alliance entered into with Corporex and certain affiliated persons granting us, among other things, an exclusive right of refusal to pursue certain investment opportunities identified by them in the future during the term of the agreement. 232,868 shares of restricted stock were issued to the Company’s directors, officers, and other employees. 146,540 shares of common stock were issued to Corporex in connection with the acquisition of certain hotels. In addition, 5,566,352 operating partnership units were issued to Corporex and affiliates as part of the compensation for the acquisition of the hotels. On October 1, 2005, one year after the completion of the IPO each of these partnership units will be redeemable for the cash value of one share of our common stock or, at our sole option, one share of common stock.

The Predecessor as referred to throughout this document is defined as the collective ownership of the initial nine hotels, which have been combined herein for comparability. The nine hotels are the: Cincinnati Landmark Marriott, Hilton Cincinnati Airport, Hyatt Regency Rochester, Chicago Marriott Southwest at Burr Ridge, Embassy Suites Hotel Cincinnati-RiverCenter, Embassy Suites Hotel Columbus/Dublin, Embassy Suites Hotel Cleveland/Rockside, Embassy Suites Hotel Denver-International Airport and Embassy Suites Hotel Tampa-Westshore.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

Concurrent with the Company’s formation, the Company utilized its net proceeds of $149.3 million to repay $65.5 million of indebtedness and paid an additional $56.1 million in cash related to the acquisition of certain initial properties, plus working capital, net of cash received. Hence, the Company had approximately $27.7 million in available cash immediately following its formation.

As of February 1, 2005, we owned a 100% interest in eight hotels and a 49% interest in one other hotel all of which are located in the United States. We currently have no foreign operations, and all of our operations are within the hotel lodging industry.

We maintain a website at www.eaglehospitality.com. On our website, we make available free-of-charge all of our filings with the Securities and Exchange Commission as soon as reasonably practical after we electronically file such material. In addition, our Code of Business Conduct and Ethics and our Corporate Governance Guidelines are also available free-of-charge on our website or can be made available in print upon request.

All reports filed with the Securities and Exchange Commission may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Further information regarding the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

2.    Basis of Presentation

These consolidated financial statements presented herein include all of the accounts of the Company beginning with its commencement of operations on October 1, 2004. Prior to that time, this report includes the combined financial statements of the Predecessor. Certain previously reported amounts have been reclassified to conform to the current presentation.

3.    Significant Accounting Policies Summary

Principles of Consolidation—The accompanying financial statements have been consolidated for all activities from inception (October 1, 2004) through December 31, 2004. Included in this consolidation are the Company’s operating entities (TRS’), the limited liability companies that own the hotel properties and EHP Operating Partnership. In accordance with FIN 46 also included in the consolidation are all activities and balances relating to the Embassy Suites Hotel Cincinnati-RiverCenter in which the Company owns a 49% interest. Under FIN 46 the Company is deemed to be the primary beneficiary of this variable interest entity. The Company is obligated to acquire the remaining 51% of this hotel property for 427,485 operating units no later than January 31, 2006. The portion of the statements that reflects activities of the Predecessor, the periods prior to October 1, 2004, have been combined due to the common ownership of the entities. All significant intercompany accounts and transactions among the consolidated and combined entities have been eliminated in the consolidated and combined financial statements.

Revenue Recognition—Revenues include room, food, beverage, and other hotel revenues such as long-distance telephone service, laundry, and space rentals. These items are recorded as revenue as the services or products are provided to hotel guests.

Use of Estimates—The preparation of these consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

Investment in Hotel Properties—The initial hotel properties are stated at the Predecessor’s historical cost, plus an approximate $42.5 million minority interest partial step-up recorded upon formation of the Company on October 1, 2004, related to the acquisition of minority interest from unaffiliated parties related to seven of the initial properties. Improvements and additions which extend the life of the property are capitalized.

Impairment of Investment in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying values of the hotel properties may not be recoverable. The Company tests for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, and when events or changes in circumstances indicate that a hotel’s net book value may not be recoverable. In the evaluation of the impairment of hotel properties, the Company makes many assumptions and estimates, including projected cash flows, holding period, expected useful life, future capital expenditures, and fair values, including consideration of capitalization rates, discount rates, and comparable selling prices. To date, no such impairment charges have been recognized. If an asset were deemed to be impaired, the Company would record an impairment charge for the amount the property’s net book value exceeds its fair value.

Depreciation and Amortization Expense—Depreciation expense is based on the estimated useful lives of the Company’s assets, while amortization expense for leasehold improvements is the shorter of the lease term or the estimated useful life of the related assets. Presently, investment in hotel properties, air rights, furniture, fixtures, and equipment are depreciated using the straight-line method over lives which range from 5 to 40 years. While the Company believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income (loss) or the gain or loss on the potential sale of any of the Company’s hotels. The Company incurred depreciation and amortization expense of $2.7 million for the period from October 1, 2004 through December 31, 2004. The Predecessor incurred depreciation and amortization expense of $6.6 million for the period of January 1, 2004 through September 30, 2004. The Predecessor also incurred depreciation and amortization expense of $9.5 million and $8.6 million, respectively, for the years ending December 31, 2003 and December 31, 2002. Repairs and maintenance costs that do not extend the useful lives of the Company’s assets or enhance the utility of those assets are expensed as incurred. We are required by our franchisors to make capital expenditures at the Embassy Suites Hotel Cincinnati-RiverCenter, the Embassy Suites Hotel Tampa-Airport/Westshore and the Hilton Cincinnati Airport during 2004 and the remainder of 2005.

Cash and Cash Equivalents—Cash and cash equivalents represent cash on hand and in banks.

Restricted Cash—Restricted cash consists of cash held in escrow reserves required by franchisors and/or lenders that relate to the payment of capital expenditures and real estate taxes.

Accounts Receivable—Accounts receivable consists primarily of meeting and banquet room rental and hotel guest receivables. The Company generally does not require collateral. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible. There was an allowance for doubtful accounts receivable of $14,000 at December 31, 2004.

Inventories—Inventories consist primarily of food and beverages, and are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

Deferred Loan Fees, Net—Deferred loan fees are recorded at cost and amortized using the straight-line method over the terms of the related mortgage notes payable, which approximates the effective interest

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

method. The deferred loan fees were carried at a cost of (in thousands) $3,996 and $3,662 by the Predecessor at December 31, 2003 and 2002, respectively, with accumulated amortization of $2,710 and $1,854, respectively.

Investments—Marketable securities are comprised primarily of mutual funds, stocks and stock funds carried at market value. In accordance with SFAS 115, the investments in marketable securities have been classified as available for sale. The recorded cost of investments which are considered to be available for sale is adjusted to fair market value. The difference between cost and fair value is classified as accumulated other comprehensive income in the equity section of the balance sheet. The cost of the marketable securities reflected in the accompanying combined balance sheets at December 31, 2004 and 2003, is $3.3 million and $1.8 million, respectively.

Advertising Costs—Advertising costs are expensed as incurred. For the period from inception to December 31, 2004, the Company incurred advertising costs of approximately $1.5 million. For the period from January 1, 2004 to September 30, 2004, and for the years ended December 31, 2003 and 2002, the Predecessor incurred advertising costs of approximately $4.3 million, $5.3 million and $4.9 million, respectively. Advertising costs are included in hotel expenses in the accompanying consolidated and combined statements of operations. We also pay advertising fees pursuant to the franchise agreements with Marriott and Hilton.

Hotel Expenses—Hotel expenses include hotel-level general and administrative fees, sales, advertising, and marketing expenses, repairs and maintenance expenses, franchise fees, utility costs, hotel labor costs, real estate taxes, franchise fees, costs of food and beverage, and insurance.

Deferred Franchise Asset—Deferred franchise asset at December 31, 2004 represents the fair value of the franchise agreements associated with the Marriott, Hilton, and Embassy Suites hotels. These fees are carried at a value of $505,000 at December 31, 2004. These agreements have varying remaining lives, from 2010 to 2024, and we have valued those remaining lives accordingly. The deferred franchise fees for the Predecessor consisted of the initial franchise fees paid to Marriott International, Inc. and Hilton Hotels, less the amortization of those fees. The cost carried by the Predecessor at December 31, 2003 and 2002 was $623,000 with accumulated amortization of $171,000 and $142,000, respectively.

Income Taxes—As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, EHP TRS Holding Co., Inc. is treated as a taxable REIT subsidiary for federal income tax purposes.

Earnings (Loss) Per Share—Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower earnings (loss) per share.

Stock-Based Compensation—The Company accounts for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued Employees.” In connection with the Company’s formation, the Company established an Employee Stock Plan (the “Stock Plan”). Upon consummation of the IPO and subsequent exercise of the underwriters’ over-allotment, the Company issued a total of 441,200 shares of unvested restricted stock under the Stock Plan to its executives, directors, and certain employees of the Company, the Predecessor and its affiliates. Of the 441,200 shares issued, 203,699 vest over five years and 237,501 vest over one year.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

Such shares are charged to compensation expense on a straight-line basis based on the IPO price of $9.75 per share. For the period from inception through December 31, 2004, the Company recognized compensation expense of approximately $678,000 related to these restricted shares. Under the Stock Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. At December 31, 2004, no performance-based stock awards have been issued other than the restricted stock discussed above. At December 31, 2004, the Company had approximately 639,000 remaining shares available for future issuance under the Stock Plan.

2004 Long-Term Incentive Plan—The Company’s 2004 Long-Term Incentive Plan was adopted by the board of directors and approved by stockholders prior to the initial public offering. The purpose of the incentive plan is to promote the Company’s success and enhance the value by linking the personal interests of participants to those of the stockholders, and by providing such persons with an incentive to achieve outstanding performance.

The incentive plan authorizes the governance and compensation committee and the Company’s board of directors upon approval to grant awards to employees, officers, consultants (including, but not limited to, Corporex and its employees) and directors in the following forms:

•	options to purchase shares of common stock, which may be incentive stock options or non-statutory stock options under the Internal Revenue Code;

•	stock appreciation rights, which give the holder the right to receive the difference between the fair market value per share on the date of exercise over the grant price;

•	performance awards, which are payable in cash or stock upon the attainment of certain performance goals;

•	restricted stock and restricted stock units, which are subject to restrictions on transferability and other restrictions set by the board of directors; and

•	other stock-based awards in the discretion of the board of directors, including outright stock grants.

The number of shares reserved and available for awards issued under the incentive plan initially is 655,000 shares, plus an annual increase to be added on the last day of our fiscal year in each year, beginning in 2004, equal to the lesser of the following:

•	a number of shares equal to 5.0% of any additional shares of common stock or operating partnership units issued after the closing initial public offering; or

•	an amount determined by our board of directors or governance and compensation committee.

There were 232,868 shares of restricted stock issued under this plan at December 31, 2004.

Segments—The Company presently operates in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotels through either acquisition or new development. The Predecessor also only operated within the direct hotel investments segment.

Recent Accounting Pronouncements—

In November 2002, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosures to be made by a guarantor in its interim and

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

annual financial statements about its obligations under guarantees. Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. To date, the Company has not entered into any guarantees and will apply the recognition and measurement provisions for all guarantees entered into after January 1, 2003. The Predecessor has adopted the statements as of January 1, 2003, and adoption had no material effect on the financial statements.

In January 2003, the FASB issued Interpretation No. 46 (revised December 2003) (“FIN46R”), “Consolidation of Variable Interest Entities, an interpretation of Accounting research Bulletin No. 51, Consolidated Financial Statements.” FIN 46R revises the requirements for consolidation by business enterprises of variable interest entities with specific characteristics. FIN46R is effective immediately for variable interests created after December 31, 2003, and to all other entities no later than the beginning of the first reporting period beginning after March 15, 2004. The Company has adopted FIN46R and in compliance with this pronouncement has consolidated the Embassy Suites Hotel Cincinnati- RiverCenter into the financial statements as a result of our 49% ownership in this hotel and our obligation to acquire the remaining 51% interest in the hotel in exchange for 427,485 partnership units no later than January 31, 2006.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires the classification of certain financial instruments, previously classified within the equity section of the balance sheet, to be included in liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and June 15, 2003 for all other instruments. The Predecessor adopted this statement as of January 1, 2003 and it has had no material effect on the financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which clarifies certain implementation issues raised by constituents and amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues were considered by the management of the Predecessor to be preferable; amends SFAS No. 133’s discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option and amends other pronouncements.

The guidance in SFAS No. 149 is effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date. Management adopted SFAS No. 149 effective July 1, 2003, as required, without material effect on the financial position or results of operations of the Company or Predecessor.

In December 2004, the FASB issued a revision to SFAS No. 123 which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award—the requisite period. Although the Company’s bylaws allow for the issuance of stock options, none have been issued to this point. The Company has adopted this pronouncement as of December 31, 2004 and it has had no material effect on the financial statements.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

4.    Concentrations of Risk

All of the Company’s investments are concentrated in the hotel industry. The Company’s current investment strategy is to acquire or develop full service and full service all-suites hotels. At present, all of the Company’s hotels are located in the United States. Accordingly, adverse conditions in the U.S. hotel industry will have a material adverse effect on the Company’s operating and investment revenues and cash available for distribution to stockholders.

Three of the Company’s hotels are located in the Northern Kentucky/Greater Cincinnati, Ohio metropolitan area. Economic and real estate conditions in the area significantly affect our revenues. Business layoffs, downsizing, industry slowdowns, demographic changes and other similar factors may adversely affect the economic climate in this locale. Any resulting oversupply or reduced demand for hotels in the area would adversely affect revenues and net income.

5.    Investment in Hotel Properties

Investment in hotel properties consists of the following as of December 31, 2004 and 2003. All amounts are in thousands:

	December 31,
	2004 Company	2003 Predecessor
Land and improvements	$11,903	$12,599
Buildings and leasehold rights	196,775	158,902
Furniture, fixtures, and equipment	14,296	43,539

Total property and equipment	222,974	215,040
Accumulated depreciation	(2,735)	(53,463)

Investment in hotel properties, net	$220,239	$161,577

In connection with the Company’s formation, the Company recorded a minority interest partial step-up of approximately $42.5 million to the historical net carrying values of seven of its hotel properties as a result of the Company acquiring minority interest from unaffiliated parties.

6.    Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distributes at least 90% of the Company’s taxable income to the Company’s stockholders. As the Company had a consolidated taxable loss for the period from inception to December 31, 2004, no distributions were made. The Company currently intends to adhere to these requirements and maintain the Company’s REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent taxable years. If the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on the Company’s income as well as to federal income and excise taxes on the Company’s undistributed taxable income.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

At December 31, 2004, the Company’s deferred tax asset related to its taxable REIT subsidiary (“TRS”) and related valuation allowance consisted of the following:

NOL carryforward	$418
Allowance for doubtful accounts	5

Gross deferred tax asset	423
Valuation allowance	(423)

Net deferred tax asset	$—

At December 31, 2004, the Company has fully reserved the net deferred tax asset of approximately $423,000 due to the limited operational history of the Company.

7.    Minority Interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period. Upon formation of the Company on October 1, 2004, the Company issued 5,566,352 units of limited partnership interest to affiliates, plus another 427,485 partnership units are to be issued no later than January 31, 2006 in exchange for the remaining 51% of the Embassy Suites Hotel Cincinnati—RiverCenter. This total of 5,993,837 of partnership units represents an approximate minority interest ownership of 26%. Beginning October 1, 2005, each unit of limited partnership interest, excluding the 427,485 unissued partnership units relating to the Embassy Suites Hotel Cincinnati—RiverCenter, may be redeemed for the cash value of one share of our common stock or, at our sole option, one share of common stock.

8.    Related Party Transactions

Hotel Management Agreements—All of our hotels, except the Hyatt Regency Rochester, are subject to management agreements with Commonwealth Hotels, Inc. and as such, the Company is obligated to pay monthly management fees equal to 2.50% of gross revenues in 2005, 2.75% in 2006, and 3.00% of gross revenues in 2007 and the years thereafter. These management agreements expire 2014, with a renewal option for one additional five-year period. If the Company terminates a management agreement on any of the properties prior to its expiration, due to sale of the property, the Company may be required to pay a substantial termination fee. The Company’s Chairman is the majority shareholder in Commonwealth Hotels, Inc. Management and incentive fees earned by Commonwealth for the period from October 1, 2004 and ending December 31, 2004 were $0.6 million. The management and incentive fees expensed by the Predecessor for the periods ending September 30, 2004, December 31, 2003 and 2002, $2.1 million, $1.8 million, and $1.7 million, respectively. At December 31, 2004 the Company owed Commonwealth the $0.3 million in management fees payable and the Predecessor owed Commonwealth $0.3 million at December 31, 2003.

General Partner Compensation—Under an agreement with the Predecessor, the general partner (CPXR, a wholly owned subsidiary of Corporex) of the partnership that owned the Embassy Suites Hotel Cincinnati-RiverCenter (“CPXR”) received compensation in the amount of 0.25% of the value of the assets of the partnership at the end of the calendar year. Compensation expensed under this agreement for the periods ending September 30, 2004, December 31, 2003 and 2002 was $60, $71, and $71, respectively. The compensation to be paid under this agreement was cancelled effective September 30, 2004.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

Strategic Alliance Agreement—The Company has entered into a Strategic Alliance Agreement (“SAA”) with Corporex and affiliated parties. The SAA provides the Company with the right of first refusal for development opportunities with Corporex and affiliates, as well as a non-compete clause for markets in which we own or have an investment. The agreement expires October 1, 2014. Corporex received 208,332 shares of restricted common stock in conjunction with the SAA. The shares vest October 1, 2005. In 2004, the Company incurred approximately $508,000 in expense as a result of the amortization of these shares.

Related Party Debt—Related party term debt for the Predecessor and the Company is as follows:

($000s)	The Company 2004	The Predecessor 2003
First mortgage payable to Corporex in monthly installments of $36 fixed principal and interest at the 30 day LIBOR rate plus 2.75%; due August 2005 with a balloon payment of $23,141. The loan is collateralized by all the real and personal property of the Embassy Suites Hotel Cleveland/Rockside.	$23,391	$23,820
Note payable to Corporex at prime plus 1%; due January 2005. Retired subsequent to the offering.	—	19,180
Note payable to Commonwealth Hotels, Inc. at prime plus 1%; due January 2005. Retired subsequent to the offering.	—	1,006

Total	$23,391	$44,006

Related party debt matures as follows:
Due in:
2005	$23,391

The Company incurred interest expense for the related party debt of $0.3 million for the period from October 1, 2004 through December 31, 2004. The Predecessor incurred interest expense for the related party debt of $0.7 million, $1.0 million, and $1.0 million, for the periods ending September 30, 2004, December 31, 2003 and 2002, respectively.

Transition Services—From October 1, 2004 through December 31, 2005, the Company has agreed to make Mr. Blackham available to provide certain consulting and advisory transition services to Corporex in areas unrelated to our core business. The Company is to be compensated $10,000 per month for providing these services. In 2004, the Company earned $30,000 related to this agreement.

Leased Office Space—The Company’s headquarters are located in an office building that is owned by the Company’s Chairman and affiliates and the Company’s Chief Executive Officer. We entered into a lease for this office space subsequent to the offering at terms approximating the fair market value. We are obligated to pay $619,000 in rent over a ten-year period, or on average, approximately $5,200 per month. In addition to the rent payments we will also be subject to a common area maintenance fee allocation related to this office space.

9.    Commitments and Contingencies

Restricted Cash—Under certain existing mortgage loan agreements, the Company is obligated to escrow payments for insurance and real estate taxes. In addition, for certain properties with debt the Company is obligated to escrow 4% of gross revenue for capital improvements.

Contingent Consideration—The purchase price excludes earn-out payments totaling in the aggregate up to 833,333 additional operating partnership units, which will be payable over a three-year period to the

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

original contributors of the Embassy Suites Hotel Columbus/Dublin, the Embassy Suites Hotel Cleveland/Rockside and the Embassy Suites Hotel Denver-International Airport only if certain operating measurements are achieved on any trailing 12-month basis within three years from the contribution.

Franchise Fees—All of our hotels, except the Hyatt Regency Rochester, operate under franchise agreements. In conjunction with these franchise agreements the Company is obligated to pay the franchisors royalty fees between 4% and 6% of gross room revenue, and fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross room revenue. In addition, the Marriott hotels are obligated to pay between 2% and 3% for food and beverage revenues. Franchise fees are included in hotel expenses in the accompanying consolidated and combined statements of operations.

These franchise agreements expire beginning in 2010 through 2024. When the term of a franchise expires, the franchisor has no obligation to issue a new franchise. The loss of a franchise could have a material adverse effect on the operations or the underlying value of the affected hotel because of the loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. The loss of a franchise could also have a material adverse effect on cash available for distribution to stockholders. In addition, if the Company terminates a franchise prior to its expiration date, the Company would be required to pay a termination fee.

Hyatt Regency Rochester Management Agreement—The Hyatt Regency Rochester is managed under an agreement with the Hyatt Corporation that expires in 2022. Under the terms of this agreement the Hyatt Corporation receives a base management fee equal to 4% of the gross revenue of the hotel. Hyatt Corporation is also eligible to receive an incentive fee, payable in monthly installments, equal to the amount by which 20% of the profit for a fiscal year exceeds the base fee for that fiscal year.

Management Fees—All of our hotels, except the Hyatt Regency Rochester, are subject to management agreements with Commonwealth Hotels, Inc. (which is 85% owned by our Chairman, William P. Butler) and as such, the Company is obligated to pay monthly management fees equal to 2.50% of gross revenues in 2005, 2.75% in 2006, and 3.00% of gross revenues in 2007 and the years thereafter. Commonwealth Hotels are also eligible under certain conditions to receive incentive fees. These management agreements expire 2014, with a renewal option for one additional five-year period. If the Company terminates a management agreement on one of our properties prior to its expiration, due to sale of the property, the Company may be required to pay a substantial termination fee. The Company expensed $0.6 million under these agreements for the period ending December 31, 2004 and the Predecessor expensed $2.1 million, $1.8 million, and $1.7 million for the periods ending September 30, 2004, December 31, 2003 and 2002, respectively.

Leases—The Embassy Suites Hotel Cincinnati-RiverCenter is subject to a lease agreement for hotel building “air rights” with the City of Covington, Kentucky. The hotel “air rights” lease agreement requires the payment of 5% of the amount by which room revenue exceeds $4.5 million in a twelve-month period. The rent year commences June of each year. The partnership can elect to convert this rent year to a calendar year whereby the $4.5 million would be prorated for the first year calculation. The partnership has not made this calendar year election. The “air rights” lease agreement expires in June 2015 and has five consecutive automatic renewal options of 25 years each unless the partnership gives written notice to the City that it is not renewing the lease. The Company incurred rent expense (in thousands) of approximately $94 for the period ending December 31, 2004. Rent expense incurred by the Predecessor for the periods ended September 30, 2004, December 31, 2003 and 2002 (in thousands) was approximately $215, $210, and $235, respectively.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

The Cincinnati Landmark Marriott is subject to a lease agreement for hotel building “air rights” with The Commonwealth of Kentucky. The hotel “air rights” lease agreement requires no further payments for the entire term of the lease. The “air rights” lease expires on January 3, 2093 at 12:01 a.m. but may be extended to 2143.

The Company has entered into other non-cancelable operating leases related to certain equipment and facilities. As of December 31, 2004, future minimum annual commitments for non-cancelable operating lease agreements are as follows (in thousands):

Operating Leases
2005	$122
2006	106
2007	93
2008	78
2009	79
Thereafter	342

Total future minimum operating lease payments	$820

Employment Agreements—The Company has entered into employment agreements with certain executive officers, which provide for minimum annual base salaries, other fringe benefits, and non-compete clauses as determined by the Company’s Board of Directors. The agreements have varying terms expiring between October, 2005 and October, 2009, and are subject to severance provisions.

Litigation—We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Taxes—Under the tax indemnification agreements, the Company has agreed to provide tax indemnification, which would range between $45 million and $75 million, to the original contributors against certain tax consequences of the sale. We have agreed to pay the contributor’s tax liability with respect to gain allocated to the contributor under Section 704(c) of the Internal Revenue Code if we dispose of a property contributed by the contributor in a taxable transaction during a “protected period”, which continues until the earlier of: a) October 1, 2014, or b) the date on which the contributor no longer owns, in the aggregate, at least 25% of the units we issued to the contributor at the time of its contribution of property to our operating partnership.

10.    Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, amounts due from or to affiliates, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these financial instruments.

As of December 31, 2004 the carrying values of the variable rate mortgage notes payable, and capital leases payable approximate their fair values because the interest rates on these on these financial instruments are variable or approximate current interest rates charged on similar financial instruments. The fair value of the $30.5 million of fixed rate debt at December 31, 2004 approximates $26.2 million based upon current market rates for similar loans.

Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

11.    Supplemental Cash Flow Information

For the period from inception to December 31, 2004, interest paid by the Company was approximately $3.3 million. For the period from January 1, 2004 to September 30, 2004, and for the years ended December 31, 2003 and 2002, interest paid by the Predecessor was approximately $7.6 million, $13.3 million, and $12.8 million, respectively.

During the period ending September 30, 2004, EHP Burr Ridge, LLC, the entity that owns the Marriott Burr Ridge hotel, was deemed to have been contributed to the Predecessor. The Predecessor assumed the $22.8 million basis in the hotel, $12.2 million in debt and equity of $11.3 million.

In connection with the Company’s formation on October 1, 2004, the Company recorded non-cash transactions as follows: a) contribution of initial properties with an historical net book value of approximately $222.2 million, including an approximate $42.5 million minority interest partial step-up to the historical net carrying values of its hotel properties resulting from the acquisition of unaffiliated minority interest partners, b) an approximate $206.7 million assumption of debt from the Predecessor, c) the issuance of 441,200 shares of restricted stock to Company executives, employees, affiliates, the Predecessor (pursuant to a strategic alliance agreement) and directors, and d) issuance of 5,566,352 units of limited partnership interest to affiliates, plus another 427,485 partnership units that are to be issued no later than January 31, 2006 in exchange for the remaining 51% of the Embassy Suites Hotel Cincinnati—RiverCenter. See Note 1 for a description of operating partnership units and company shares issued in connection with the Company’s formation.

12.    Segment Reporting

The Company presently operates in only one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotels through either acquisition or new development. The Predecessor also only operated within the direct hotel investments segment.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

13.    Long Term Debt

Long-term debt consisted of the following as of December 31, 2003 and 2004 ($000’s).

	As of December 31,
	The Company 2004	The Predecessor 2003
Mortgage notes on hotels:

Second mortgage payable in monthly installments of interest only at 10%; due in January 2006 with a balloon payment of $8,000. The second mortgage has a participation feature whereby the lender is entitled to 40% of defined cash flow to be paid as additional interest quarterly. There was no additional interest expense attributable to the cash flow participation feature in 2003 and 2002. The mortgage is collateralized by a secondary security interest in all real and personal property of the Embassy Suites Hotel Cincinnati RiverCenter. Retired subsequent to the offering.	—	8,000

First mortgage payable in monthly installments, of $51 through August 2005 and $53 thereafter, that include fixed principal plus interest at the 30-day LIBOR rate plus 3.50%; refinanced in 2003 to a first mortgage payable in monthly installments of $49 fixed principal plus interest at the 30-day LIBOR rate plus 2.87% (but no less than 4.02%); due July, 2006 with a balloon payment of $22,714. The loan is collateralized by all real and personal property of the Embassy Suites Hotel Columbus/Dublin.	23,664	24,254

First mortgage payable in monthly installments of $93 principal and interest at the 30-day LIBOR rate plus 4.25%, but not lower than 6.5%; due September, 2006 with a balloon payment of $11,813. The mortgage is collateralized by all real and personal property of the Chicago Marriott Southwest at Burr Ridge. Prepayment penalty of $130 before October, 2005; thereafter, none.	12,403	—

Second mortgage payable in monthly installments of interest only at 11%; due December 2004 with a balloon payment of $3,000. The loan is collateralized by a secondary security interest in all real and personal property of the Embassy Suites Hotel Cleveland/Rockside. Retired subsequent to the offering.	—	3,000

First mortgage payable in monthly installments of interest only at the 90-day LIBOR rate plus 3.5% for the first year and in monthly installments of fixed principal of $17 plus the aforementioned interest in years two and three; due June 2006 with a balloon payment due at maturity. The loan is collateralized by all real and personal property of the Embassy Suites Hotel Denver-International Airport. A principal payment of $9,000 was made subsequent to the offering.	8,878	18,000

First mortgage payable in monthly installments of $42 fixed principal plus interest at the 30-day LIBOR rate plus 2.75%; due August, 2005 with a balloon payment of $31,606. An interest rate swap agreement was in effect until August, 2004, effectively fixing the variable interest rate at 4.804%. The loan is collateralized by all real and personal property of the Cincinnati Landmark Marriott.	$31,903	$32,578

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

	As of December 31,
	The Company 2004	The Predecessor 2003

First mortgage payable in monthly installments of $137 principal and interest with a fixed interest rate of 8.48%; due January 2006 with a balloon payment of $13,894. The mortgage is collateralized by all real and personal property of the Embassy Suites Hotel Cincinnati RiverCenter. Prepayment penalty of 1% of outstanding principal balance plus Yield Maintenance. (1)	14,335	14,741

First mortgage payable in monthly installments of $113 principal and interest at the prime rate plus 1%; originally due August 2004 with a balloon payment of $16,836 but subsequently extended to December 31, 2004. The loan is collateralized by all real and personal property of the Hilton Cincinnati Airport. Retired subsequent to the offering.	—	17,134

First mortgage payable in monthly installments of $79 principal and interest fixed 8.05%; due November 2004 with a balloon payment of $9,005. The loans are collateralized by all real and personal property of the Embassy Suites Hotel Tampa-Airport/Westshore. Retired subsequent to the offering.	—	9,185

First mortgage payable in monthly installments of $29 principal and interest at the 30-day LIBOR plus 2%; due November 2004 with a balloon payment of $6,124. The loans are collateralized by all real and personal property of the Embassy Suites Hotel Tampa-Airport/Westshore. Retired subsequent to the offering.	—	6,266

First mortgage payable in monthly installments of $130 principal and interest fixed 7.28%; due September 2008 with a balloon payment of $14,592, collateralized by the Hyatt Regency Rochester. Prepayment penalty of greater of 1% of outstanding principal balance or Yield Maintenance. (1)	16,133	16,517

First mortgage payable in monthly installments of $44 principal and interest at the 30-day LIBOR plus 3.95%; due September 2008 with a balloon payment of $269, collateralized by all real and personal property of the Hyatt Regency Rochester. Retired subsequent to the offering.	—	2,197

Total Mortgage Debt	107,316	151,872

(1)	Yield maintenance means a payment equal to the present value of the difference (if any) between the remaining scheduled payments of principal and interest and the remaining payments of principal, assuming the U.S. Treasury interest rate applicable to the date of each remaining principal payment.

The mortgage debt matures as follows:

December 31, 2004 ($000s)
2005	$33,788
2006	44,786
2007	972
2008	1,052
2009	1,139
Thereafter	25,579

$107,316

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

We are negotiating refinancing for amounts coming due in the current year. We intend to refinance balloon payments as they come due with replacement long-term debt.

Restricted cash in the accompanying consolidated balance sheet consists primarily of escrow accounts required by the lenders. The escrow reserves relate to the payment of capital expenditures and real estate taxes.

Certain debt agreements have covenants that include maintaining a required debt service coverage ratio, maintaining furniture, fixtures and equipment reserves and levels of unrestricted liquidity by owners. Eagle was in compliance with all of these covenants as of December 31, 2004. As long as we are in compliance with these covenants, and the distributions are permitted by state law, there are no restrictions on the Eagle’s ability to make distributions to its stockholders.

The Cincinnati Landmark Marriott in August 2001 entered into an interest rate swap agreement (“Swap”) fixing the 2001 financing’s interest rate at 4.8%. The Swap matured in August 2004. The fair value of the Swap at December 31, 2003 and 2002 was ($716) and ($1,607), respectively, and is recorded as a component of accumulated other comprehensive income (loss). The notional principal amount related to the Swap was $29.7 million and $30.4 million at December 31, 2003 and 2002, respectively. The Swap was designated a fair value hedge under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.”

In addition to the mortgage debt, the Company has a loan for shuttle vans that matures in July, 2007. The ending principal balance as of December 31, 2004 was approximately $58,000. The monthly interest and principal payment is $2,016 with a fixed interest rate of 5.0%.

14.    Selected Quarterly Financial Data (unaudited)

Selected quarterly financial data for the Company and/or its Predecessor for the years ended December 31, 2004 and 2003 is below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue
2004	$18,590	$20,477	$22,006	$21,225	$82,298

2003	$17,205	$19,495	$19,705	$18,250	$74,655

Total operating expenses
2004	$15,809	$16,019	$18,076	$19,029	$68,933

2003	$15,652	$16,285	$15,989	$15,500	$63,426

Operating income (loss)
2004	$2,781	$4,458	$3,930	$2,196	$13,365

2003	$1,553	$3,210	$3,716	$2,750	$11,229

Net income (loss)
2004	$(55)	$1,609	$986	$97	$2,637

2003	$(1,453)	$141	$780	$(185)	$(717)

Basic and fully diluted earnings per share For the quarter ended December 31, 2004				$0.00

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

15.    Subsequent Events

On January 10, 2005, we declared a cash dividend of $0.175 per share, for stockholders of record on January 18, 2005, which was paid on February 1, 2005.

On February 18, 2005 we finalized an $81.8 million five year, non-recourse loan. This loan involves both a fixed-rate and floating-rate component with $58.0 million fixed at an interest rate of 5.43% and the remainder having a variable interest rate of 175 basis points over 30-day LIBOR. Approximately $68 million of the proceeds were used to paydown $4.0 million of the loan for the Embassy Suites Columbus/Dublin and to retire the loans for the Cincinnati Landmark Marriott, the Embassy Suites Cleveland/Rockside (related party loan from Corporex) and the Embassy Suites Denver-International Airport. This credit facility is subject to certain financial covenants and is collateralized by the Cincinnati Landmark Marriott, the Embassy Suites Cleveland/Rockside, and the Embassy Suites Tampa-Airport/Westshore.

On February 24, 2005, we completed the acquisition of the 270-room Embassy Suites Phoenix-Scottsdale for $33.0 million. In connection with this acquisition, the Company finalized a $22.1 million three year, full recourse loan having an interest rate of 215 basis points over 30-day LIBOR that is collateralized by the Embassy Suites Phoenix-Scottsdale. The proceeds of this loan were used to pay for this acquisition and the remainder of the purchase price was paid from existing cash. This hotel will be managed by Commonwealth Hotels, Inc.

16.    Retirement Plans

The Company currently does not have a retirement plan. The Predecessor participated in a 401(k) plan for qualified employees. The Predecessor matched 50% of employee contributions up to a total match of 6% of employee’s wages. Contributions to the plan for periods ending September 30, 2004, December 31, 2003 and 2002 were (thousands) $102, $132, and $118, respectively. All employees with at least one year of service and who attained the age of 21 were eligible. Employees vested automatically with respect to employee contributions. Vesting for employers contributions, based on years of service, was as follows:

Years of Service-Vested Percentage
Less than two	0%
Two but less than three	20%
Three but less than four	40%
Four but less than five	70%
Five or more	100%

17.    Capitalized Leases

Certain equipment has been leased for which the minimum lease rentals have been capitalized. The leases, which are noncancelable, expire in September, 2005. The following is a schedule of leased equipment under capital leases:

	Period ended
($000s)	The Company December 31, 2004	The Predecessor December 31, 2003	The Predecessor December 31, 2002
Equipment	$165	$800	$800
Less accumulated depreciation	(82)	(521)	(373)

Net carrying value	$83	$279	$427

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

The following is a schedule of future minimum lease payments under the capital lease:

	Period ended
	The Company December 31, 2004	The Predecessor December 31, 2003	The Predecessor December 31, 2002
Total minimum lease payments	$31	$238	$463
Less amount representing interest	(1)	(10)	(44)

Present value of net minimum lease payments	$30	$228	$419

Current portion	$30	$199	$191
Non-current portion	—	29	228

Total	$30	$228	$419

18.    Comprehensive Income

The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Other comprehensive income results from adjustments due to the fluctuation of the value of interest rate swaps accounted for under SFAS No. 133, as amended, and due to changes in the unrealized gains (losses) on marketable securities classified as available for sale pursuant to SFAS No. 115.

The adjustment of the unrealized gains on securities is as follows;

	Period ended
($000s)	The Company December 31, 2004	The Predecessor September 30, 2004	The Predecessor December 31, 2003	The Predecessor December 31, 2002
Unrealized holding gains arising during the year	$22	$19	$55	$15
Less: reclassification adjustment for gains included in net earnings	—	—	—	—

Net change in unrealized gains on securities during the period	$22	$19	$55	$15

The change in accumulated other comprehensive income is as follows:

	Period ended
	The Company December 31, 2004	The Predecessor September 30, 2004	The Predecessor December 31, 2003	The Predecessor December 31, 2002
Accumulated other comprehensive income (loss) beginning of period	$—	$(704)	$(1,650)	$(758)
Unrealized gain on securities	22	19	55	15
Effect of change in value of interest rate swap agreement	—	716	891	(907)

Accumulated other comprehensive income (loss) end of period	$22	$31	$(704)	$(1,650)

For the Predecessor period, components of Other Comprehensive Income are included in Total Comprehensive Income which rolls into, and is included in, Accumulated Partnership Deficit.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

19.    Business Combinations

Effective October 1, 2004, the Company acquired a 100% interest in eight hotels and a 49% percent interest in the Embassy Suites Cincinnati–RiverCenter, all of which were previously owned or controlled by Corporex Companies LLC (“Corporex”). Because we have the right and obligation to acquire the remaining 51% interest in the entity that owns the Embassy Suites Cincinnati-RiverCenter from William P. Butler, the Company’s Chairman, no later than January 31, 2006 in exchange for 427,485 operating partnership units, the assets, liabilities and operations of such entity are included in our consolidated financial statements in accordance with the provisions in Financial Interpretation 46(R).

The total consideration for the nine hotels, including the 427,485 operating partnership units to be issued for the 51% of the Embassy Suites Cincinnati-RiverCenter, was $317.7 million, plus $5.0 million of working capital, net of cash received. The net consideration was composed of the following (in millions):

Cash	$56.1
Common stock (146,540 shares)	1.4
Operating partnership units (5,993,837)	58.4
Mortgage debt assumed	185.3
Related party debt assumed	21.4
Other debt	0.1

Total	$322.7

In connection with this acquisition the Company did not assign any value to goodwill, but did allocate $0.5 million to deferred franchise fees, which will be amortized ratably over the remainder of the franchise agreements.

The total consideration per hotel, including the amounts allocated to the related franchise fees, was as follows (in millions):

Cincinnati Landmark Marriott	$63.5
Hilton Cincinnati Airport	19.5
Hyatt Regency Rochester	30.4
Chicago Marriott Southwest at Burr Ridge	27.4
Embassy Suites Cincinnati-RiverCenter	32.5
Embassy Suites Columbus/Dublin	43.3
Embassy Suites Cleveland/Rockside	39.7
Embassy Suites Denver Int’l Airport	28.1
Embassy Suites Tampa Airport/Westshore	33.3
Working Capital, net of cash received	5.0

Total	$322.7

The acquisition was accounted for as a purchase business combination using the accounting standards established in Statement of Financial Accounting Standards No. 141 (“FAS 141”). In accordance with FAS 141, the hotels were recorded at $221.7 million, their historical cost at the time of acquisition plus a step-up to fair value of $42.5 million for seven of the hotels in which there were minority interests (i.e., ownership other than Corporex, its affiliates, Mr. Butler or any of his relatives) and the excess of the $317.7 million of total consideration given for the hotels over the recorded value, or $96.0 million, was charged to equity due to the related party nature of the Predecessor.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

The agreement allows for earn-out payments totaling in the aggregate up to 833,333 additional operating partnership units, which will be payable over a three-year period to the original contributors of the Embassy Suites Hotel Columbus/Dublin, the Embassy Suites Hotel Cleveland/Rockside and the Embassy Suites Hotel Denver International Airport only if certain operating measurements are achieved on any trailing 12-month basis within three years from the contribution.

The following is a summary of the assets acquired and liabilities assumed, net of cash acquired (in millions):

Working capital, other than cash	$5.0
Hotel properties	221.7
Mortgage debt assumed	(161.8)
Related party debt assumed	(44.9)
Other debt assumed	(0.1)

The following unaudited pro forma statements of operations for the years ended December 31, 2004 and 2003 are based on the historical consolidated financial statements of the Company and/or its Predecessor and adjusted to give effect to the completion of the Company’s formation transactions, its initial public offering and the acquisition of the interest in the Corporex hotels, assuming such transactions occurred on January 1 of each year presented.

	Company & Predecessor	Predecessor
($000s)	Year Ended December 31, 2004	Year Ended December 31, 2003
Total revenues	$82,298	$74,655
Corporate expense	3,082	5,112
Hotel expenses	68,352	64,385

Operating income (loss)	10,864	5,158
Interest income	157	104
Interest expense	8,147	8,490
Other income, net	—	10

Loss before minority interest and provision for income taxes	2,874	(3,218)
Provision for income taxes	—	—
Minority interest	(729)	826

Net loss	$2,145	$(2,392)

Basic income (loss) per share	$0.12	$(0.14)

Diluted income (loss) per share	$0.09	$(0.14)

Weighted average basic shares outstanding	17,359	17,359

Weighted average diluted shares outstanding	23,352	23,352

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

The reconciliation from actual net income to the pro forma net income is as follows:

income (expense)	Company & Predecessor	Predecessor
($000s)	Year Ended December 31, 2004	Year Ended December 31, 2003
Net income—actual	$2,637	$(717)
Corporate expense	(1,803)	(2,400)
Amortization of restricted stock	(4)	(2,712)
Depreciation	(952)	(1,269)
Management fee—related party	258	310
Interest expense	2,705	3,570
Minority interest	(696)	826

Net income—pro forma	$2,145	$(2,392)

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

For the period ended December 31, 2004

COL. A	COL. B	COL. C			COL. D
		Initial Costs to Company			Cost Capitalized Subsequent to Acquisition
Description	Encumbrances	Leasehold Air Rights	Land	Building and Improvements, etc.	Land Improvements	Building and Improvements, etc.	Carrying Costs at Close of Period
Embassy Independence	$23,391	$—	$3,466	$25,113	$—	$—	$28,409
Embassy Dublin	23,664	—	2,703	24,792	—	—	27,327
Embassy Denver	8,878	—	1,631	19,943	—	—	21,442
Embassy Rivercenter	14,335	—	—	8,829	—	—	8,737
Embassy Tampa	—	—	1,403	19,192	—	—	20,406
Marriott RiverCenter	31,903	6,100	—	41,038	—	58	46,901
Marriott Burr Ridge	12,403	—	—	21,351	—	—	21,173
Hilton	—	—	1,088	8,909	—	—	9,819
Hyatt Rochester	16,133	—	1,612	21,450	—	—	22,904

Totals	$130,707	$6,100	$11,903	$190,617	$—	$58	$207,118

COL. A	COL. E				COL. F	COL. G	COL. H	COL. I
	Gross Amount at Which Carried at Close of Period				Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statements is Computed
Description	Leasehold Air Rights	Land	Buildings and Improvements	Total
Embassy Independence	$—	$3,466	$25,113	$28,579	$170		October-04	Bldg & Impr. 30-40yrs
Embassy Dublin	—	2,703	24,792	27,495	168		October-04	Bldg & Impr. 30-40yrs
Embassy Denver	—	1,631	19,943	21,574	132		October-04	Bldg & Impr. 30-40yrs
Embassy Rivercenter	—	—	8,829	8,829	92		October-04	Bldg & Impr. 30-40yrs
Embassy Tampa	—	1,403	19,192	20,595	189		October-04	Bldg & Impr. 30-40yrs
Marriott RiverCenter	6,100	—	41,096	47,196	295		October-04	Bldg & Impr. 30-40yrs
Marriott Burr Ridge	—	—	21,351	21,351	178		October-04	Bldg & Impr. 30-40yrs
Hilton	—	1,088	8,909	9,997	178		October-04	Bldg & Impr. 30-40yrs
Hyatt Rochester	—	1,612	21,450	23,062	158		October-04	Bldg & Impr. 30-40yrs

Totals	$6,100	$11,903	$190,675	$208,678	$1,560

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

Company from October 1, 2004 (Inception) to December 31, 2004

Predecessor for periods ending September 30, 2004, December 31, 2003 and

December 31, 2002

(000’s)

	Period ended
	The Company	The Predecessor
	December 31, 2004	September 30, 2004	December 31, 2003	December 31, 2002
Investment in real estate:
Balance at beginning of period	$208,620	$171,501	$170,745	$151,573
Additions through cash expenditures	58	19,960	756	19,172

Balance at end of period	$208,678	$191,461	$171,501	$170,745

Accumulated Depreciation
Balance at beginning of year	$—	$21,322	$17,448	$13,716
Depreciation expense	1,560	4,048	3,874	3,732

Balance at end of year	$1,560	$25,370	$21,322	$17,448

The basis for federal income tax purposes for these assets at December 31, 2004 is $166.2 million as the minority interest step-up basis is not recognized for federal income tax purposes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

By:	/S/ J. WILLIAM BLACKHAM
J. William Blackham
President and Chief Executive Officer

DATED: MARCH 28, 2005

By:	/S/ THOMAS A. FREDERICK
Thomas A. Frederick
Chief Financial Officer
(Principal Accounting Officer)

DATED: MARCH 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM P. BUTLER William P. Butler	Chairman of the Board of Directors	March 28, 2005

/S/ J. WILLIAM BLACKHAM J. William Blackham	President, Chief Executive Officer, and Director	March 28, 2005

/S/ ROBERT J. KOHLHEPP Robert J. Kohlhepp	Director	March 28, 2005

/S/ FRANK C. MCDOWELL Frank C. McDowell	Director	March 28, 2005

/S/ LOUIS D. GEORGE Louis D. George	Director	March 28, 2005

/S/ THOMAS R. ENGEL Thomas R. Engel	Director	March 28, 2005

/S/ THOMAS E. COSTELLO Thomas E. Costello	Director	March 28, 2005

/S/ THOMAS E. BANTA Thomas E. Banta	Director	March 28, 2005

/S/ PAUL S. FISHER Paul S. Fisher	Director	March 28, 2005

S-1