Form 10-Q
period 2005-03-31
Eagle Hospitality Properties Trust, Inc.
filed 2005-05-16
CIK 1289169

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The Company has only one class of common stock, par value $0.01 per share. There were 17,362,373 shares outstanding as of April 13, 2005.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2005

PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

($000’s Omitted)

	(Unaudited) March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$12,422	$15,661
Restricted cash - real estate escrows	1,936	1,536
Restricted cash - replacement reserves	7,906	8,704
Accounts receivable, net	2,989	2,437
Inventories	479	454
Deferred income taxes	1,495	—
Deferred franchise fees and intangibles, net	1,698	505

Prepaid expenses and other assets	1,064	2,848
Investment in hotel properties, net	254,302	220,239

Total assets	$284,291	$252,384

LIABILITIES AND OWNERS’ EQUITY
LIABILITIES:
Mortgage notes payable	$163,000	$107,316
Other long term debt	54	58
Related party debt	—	23,391
Capital lease obligations	15	30
Accounts payable	1,555	1,564
Due to affiliates	1,414	1,088
Dividends payable	4,087	—
Accrued expenses	5,849	4,269
Advance deposits	762	476

Total liabilities	$176,736	$138,192

Minority interest in EHP Operating Partnership, L.P.	15,160	17,035

OWNERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock, $0.01 par value, 100,000,000 shares authorized, 17,362,373 and 17,358,573 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	174	174
Additional paid-in capital	100,523	100,487
Accumulated other comprehensive income	11	22
Deferred compensation	(2,980)	(3,623)
Retained (deficit) earnings	(5,333)	97

Total owners’ equity	$92,395	$97,157

Total liabilities and owners’ equity	$284,291	$252,384

See notes to consolidated and combined financial statements.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(unaudited, 000’s Omitted)

	The Company 2005	The Predecessor 2004
REVENUES:
Rooms department	$15,655	$13,174
Food and beverage department	5,260	4,738
Other operating departments	788	678

Total revenue	21,703	18,590

EXPENSES:
Rooms department	3,968	3,264
Food and beverage department	3,581	3,097
Other operating departments	492	424
Selling, general and administrative expense	7,816	6,845
Depreciation and amortization	2,642	2,179
Corporate general and administrative	1,102	—
Stock-based compensation	679	—

Total operating expenses	20,280	15,809

NET OPERATING INCOME	1,423	2,781

Interest expense	(2,139)	(2,875)
Interest income	113	37
Other (expense) income – net	(25)	2

Loss before minority interest and provision for income taxes	(628)	(55)

Income tax benefit	1,495	—
Minority interest	(222)	—

NET INCOME(LOSS)	$645	$(55)
Unrealized (loss) gain on marketable securities	(11)	12
Effect of interest rate swap	—	253

COMPREHENSIVE INCOME	$634	$210

Basic income per share	$0.04

Fully diluted income per share	$0.04
Weighted average basic shares outstanding	17,360
Weighted average fully dilutes shares outstanding	23,354

See notes to consolidated and combined financial statements.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(unaudited, $000’s Omitted)

	Common Stock
	Common Shares	$0.01 Par Value	Additional Paid-In Capital	Unearned Compensation	Unrealized Gain/(Loss)	Retained Earnings	Total
Balance at December 31, 2004	17,359	$174	$100,487	$(3,623)	$22	$97	$97,157
Dividends paid, $0.175 per share	—	—	—	—	—	(3,037)	(3,037)
Dividends declared, $0.175 per share	—	—	—	—	—	(3,038)	(3,038)
Issuance of restricted shares	4	—	36	(36)	—	—	—
Amortization of deferred compensation	—	—	—	679	—	—	679
Unrealized gain/(loss) on investments	—	—	—	—	(11)	—	(11)
Net income	—	—	—	—	—	645	645

Balance at March 31, 2005	17,363	$174	$100,523	$(2,980)	$11	$(5,333)	$92,395

See notes to consolidated and combined financial statements.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2005 and 2004 (unaudited)

($000’s Omitted)

	The Company 2005	The Predecessor 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$645	$(55)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(1,495)
Depreciation and amortization	2,659	2,179
Amortization of unearned compensation	679	—
Minority interest	222	—
Changes in assets and liabilities:
Restricted cash	387	(356)
Accounts receivables	(320)	(50)
Inventory, prepaid expenses, and other assets	559	(83)
Due to affiliates	326	—
Accounts payable, accrued expenses and advance deposits	1,698	964

Net cash provided by operating activities	$5,360	$2,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of hotel properties	$(33,000)	$—
Capital expenditures	(3,788)	(612)
Purchase of investments	—	86

Net cash used in investing activities	$(36,788)	$(526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing	$103,900	$(1)
Debt principal payments	(48,220)	(968)
Proceeds from affiliate financing	—	433
Payment of related party loan	(23,391)	(107)
Payment on capital lease obligation	(15)	(54)
Partner contributions	—	538
Payments of dividends and distributions	(4,085)	(1,068)

Net cash provided by (used in) financing activities	$28,189	$(1,227)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(3,239)	$846

CASH AND CASH EQUIVALENTS, beginning of year	15,661	1,199

CASH AND CASH EQUIVALENTS, end of period	$12,422	$2,045

See notes to consolidated and combined financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 (unaudited)

1. BACKGROUND:

Eagle Hospitality Properties Trust, Inc., a Maryland corporation (together with its subsidiaries “Eagle” or “Company”), is a self-advised real estate investment trust (“REIT”) formed to pursue investment opportunities in the full-service and all-suites hotel industry. As of March 31, 2005, Eagle owned a 100% interest in nine hotels and a 49% interest in one other hotel (Embassy Suites Hotel Cincinnati-RiverCenter).

Our operating partnership, EHP Operating Partnership, L.P. (“EHP OP” or the “operating partnership”) was organized as a limited partnership under the laws of the state of Maryland. Eagle is the sole general partner of and currently owns approximately 74% of the limited partnership units in EHP OP. Limited partners (including certain of our officers and directors) own the remaining operating partnership units. After one year, limited partners may generally redeem each unit for the cash value of one share of our common stock or, at our sole option, one share of common stock.

Formation and Significant Events

Eagle commenced its operations effective as of October 1, 2004 when it completed its initial public offering (“IPO”) and acquired a 100% interest in eight hotels and a 49% percent interest in one other hotel (Embassy Suites Hotel Cincinnati–RiverCenter), all of which were previously owned or controlled by Corporex Companies LLC (“Corporex” or “Predecessor”). Because we have the right and obligation to acquire the remaining 51% interest in the entity that owns the Embassy Suites Hotel Cincinnati-RiverCenter from William P. Butler, Eagle’s Chairman, no later than January 31, 2006 in exchange for 427,485 operating partnership units, the assets, liabilities and operations of such entity are included in our consolidated financial statements in accordance with the provisions in Financial Interpretation Number 46(R) (“FIN 46(R)”).

On February 24, 2005, Eagle purchased one additional hotel, the Embassy Suites Phoenix-Scottsdale, for $33.0 million in cash.

Taxable REIT Subsidiaries

EHP TRS Holding Co., Inc. (“EHP TRS”), our taxable REIT subsidiary, was incorporated as a Maryland corporation. Each of our hotel properties is leased to a wholly owned subsidiary of EHP TRS, which engages independent hotel management companies, such as Commonwealth Hotels, Inc. (“Commonwealth Hotels”), to manage and operate the hotels under management contracts. Under applicable REIT tax rules, neither we nor our operating partnership can directly undertake the daily management activities of our hotels. Therefore, our principal source of funds will be dependent on EHP TRS’s ability to generate cash flow from the operation of the hotels. EHP TRS will pay income taxes at regular corporate rates on its taxable income.

2. BUSINESS COMBINATIONS

On February 24, 2005, we completed the acquisition of the 270-room Embassy Suites Phoenix-Scottsdale for $33.0 million. This acquisition was funded through a combination of cash and the proceeds from a $22.1 million three-year, full recourse loan having an interest rate of 215 basis points over 30-day LIBOR that is collateralized by the hotel. This hotel is managed by Commonwealth Hotels. The accompanying consolidated financial statements include the results of the acquired hotel since the date of acquisition. The purchase price was the result of an arms’ length negotiation, and Eagle did not assign any value to goodwill or other intangible assets. However, the purchase price allocation is preliminary and subject to further internal review.

The following pro forma selected financial data for Eagle and the Predecessor was derived in accordance with Statement of Financial Accounting Standards No. 141 (“FAS 141”). The selected financial data, in accordance with FAS 141, assumes that the acquisition of the Embassy Suites Hotel Phoenix-Scottsdale occurred on January 1, 2004, as opposed to the actual acquisition date of February 24, 2005 ($000s, except earnings per share):

Period Ending	The Company March 31, 2005	The Predecessor March 31, 2004
Net Revenues	$24,015	$22,261
Net Income	849	538
Earnings per share – basic	$0.05	$0.03

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The consolidated financial statements presented herein include all of the accounts of Eagle beginning with its commencement of operations on October 1, 2004. Prior to that time, this report includes the combined financial statements of the Predecessor. Included in this consolidation are the Eagle’s operating entities (TRS), the limited liability companies that own the hotel properties and EHP OP. In accordance with FIN 46(R), also included in the consolidation are all activities and balances relating to the Embassy Suites Hotel Cincinnati-RiverCenter in which Eagle owns a 49% interest. Under FIN 46(R), Eagle is deemed to be the primary beneficiary of this variable interest entity. Eagle is obligated to acquire the remaining 51% of this hotel property for 427,485 operating units no later than January 31, 2006. For the periods prior to Eagle’s ownership, the statements are presented on a combined basis as a result of common ownership and control. All significant intercompany accounts and transactions among the consolidated and combined entities have been eliminated in the consolidated and combined financial statements.

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Eagle believes that all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. In addition, Eagle’s operations have historically been seasonal as certain properties experience higher occupancy rates during the different months of the year. This seasonality pattern can be expected to cause fluctuations in Eagle’s operating results. Consequently, operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Revenue Recognition — Hotel revenues, including room, food, beverage and other hotel revenues, are recognized as the related services are delivered. We generally consider accounts receivable to be fully collectible. If we determine that amounts are uncollectible, which would generally be the result of a customer’s bankruptcy or other economic downturn, such amounts will be charged against operations when that determination is made.

Investment in Hotel Properties — The initial nine hotel properties are stated at the Predecessor’s historical cost, plus an approximate $42.5 million minority interest partial step-up recorded upon formation of Eagle on October 1, 2004, related to the acquisition of minority interest from unaffiliated parties related to seven of the initial properties. Improvements and additions which extend the life of the property are capitalized and depreciated over the estimated useful life.

Impairment of Investment in Hotel Properties — Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable (i.e., the future undiscounted cash flows for the hotel are projected to be less than the net book value of the hotel). We test for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, and when events or changes in circumstances indicate that a hotel’s net book value may not be recoverable. In the evaluation of the impairment of our hotels, we make many assumptions and estimates, including projected cash flows, holding period, expected useful life, future capital expenditures, and fair values, including consideration of capitalization rates, discount rates, and comparable selling prices. To date, no such impairment charges have been recognized. If an asset were deemed to be impaired, we would record an impairment charge for the amount the property’s net book value exceeds its fair value.

Stock-Based Compensation — Eagle accounts for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In

connection with Eagle’s formation, Eagle established the 2004 Long-Term Incentive Plan (the “LTIP”). Upon consummation of the IPO and subsequent exercise of the underwriters’ over-allotment, Eagle issued a total of 441,200 shares of unvested restricted stock to its executives, directors, and certain employees of Eagle, the Predecessor and its affiliates. An additional 3,800 shares of restricted stock were issued under the LTIP in February, 2005. Of the 445,000 shares issued, 207,499 vest over five years and 237,501 vest over one year. Such shares are charged to compensation expense on a straight-line basis based upon the market price at the time of issuance. Eagle recognized compensation expense of approximately $0.7 million related to these restricted shares during the period ended March 31, 2005. Under the LTIP, Eagle may issue a variety of performance-based stock awards, including nonqualified stock options. At March 31, 2005, Eagle had approximately 550,000 remaining shares available for future issuance under the LTIP.

The LTIP was adopted by the board of directors and approved by stockholders prior to the initial public offering. The purpose of the incentive plan is to promote Eagle’s success and enhance the value of Eagle’s common stock by linking the personal interests of participants to those of the stockholders, and by providing such persons with an incentive to achieve outstanding performance.

The incentive plan authorizes the governance and compensation committee and Eagle’s board of directors upon approval to grant awards to employees, officers, consultants (including, but not limited to, Corporex and its employees) and directors.

Segments — Eagle presently operates in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotels through either acquisition or new development. The Predecessor also only operated within the direct hotel investments segment.

4. EARNINGS PER SHARE:

Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. For the three months ended March 31, 2005 the weighted average basic and diluted common shares outstanding were as follows:

March 31, 2005
Basic weighted average shares outstanding	17,360
Operating partnership units	5,994

Diluted weighted average shares outstanding	23,354

5. MINORITY INTEREST:

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period. Upon formation of Eagle on October 1, 2004, Eagle issued 5,566,352 units of limited partnership interest to affiliates, plus another 427,485 partnership units are to be issued no later than January 31, 2006 in exchange for the remaining 51% of the Embassy Suites Hotel Cincinnati–RiverCenter. This total of 5,993,837 of partnership units represents an approximate minority interest ownership of 26%. Beginning October 1, 2005, each unit of limited partnership interest, excluding the 427,485 unissued partnership units relating to the Embassy Suites Hotel Cincinnati–RiverCenter, may be redeemed for the cash value of one share of our common stock or, at our sole option, one share of common stock.

6. DEBT:

Eagle’s mortgage notes payable as of March 31, 2005 are as follows:

Properties Collateralized	Amount ($000s)	Interest Rate
Landmark Marriott, Embassy Suites Independence and Embassy Suites Tampa Westshore	$58,000	5.43%
Embassy Suites RiverCenter	14,228	8.48%
Hyatt Regency Rochester	16,035	7.28%

Fixed Rate Debt	88,263	6.26%

Landmark Marriott, Embassy Suites Independence and Embassy Suites Tampa Westshore	23,800	4.62%
Embassy Suites Phoenix-Scottsdale	22,100	5.02%
Embassy Suites Dublin	16,516	5.74%
Marriott Southwest at Burr Ridge	12,321	7.12%

Variable Rate Debt	74,737	5.40%

Total Mortgage Notes Payable and Weighted Average Interest Rate	$163,000	5.86%

LIBOR 30-day rate at 3/31/05		2.87%

*	All variable rate debt is based upon the LIBOR 30-day rate

In addition to the debt above, Eagle has a 36-month, 5.1% fixed interest rate van loan with a remaining principal balance of $54 as of March 31, 2005.

Total debt maturities, including capital lease obligations, as of March 31, 2005 were as follows ($000s):

2005	$1,326
2006	30,266
2007	2,931
2008	28,844
2009	7,126
Thereafter	92,576

Total	$163,069

7. RELATED PARTY TRANSACTIONS:

Hotel Management Agreements - All of our hotels, except the Hyatt Regency Rochester, are subject to management agreements with Commonwealth Hotels. Under these agreements, Eagle is obligated to pay monthly management fees equal to 2.50% of gross revenues in 2005, 2.75% in 2006, and 3.00% of gross revenues in 2007 and the years thereafter. These management agreements expire 2014, with a renewal option for one additional five-year period. If Eagle terminates a management agreement on any of the properties prior to its expiration, due to sale of the property, Eagle may be required to pay a substantial termination fee. Eagle’s Chairman is the majority shareholder in Commonwealth Hotels. Management fees earned by Commonwealth Hotels for the period ending March 31, 2005 were $0.6 million. The management fees expensed by the Predecessor for the period ending March 31, 2004 were $0.5 million. At March 31, 2005 and December 31, 2004, Eagle owed Commonwealth Hotels $0.2 and $0.3 million in management fees payable, respectively.

Strategic Alliance Agreement – Eagle has entered into a Strategic Alliance Agreement (“SAA”) with Corporex and affiliated parties. The SAA provides Eagle with the right of first refusal for development opportunities with Corporex and affiliates, as well as a non-compete clause for markets in which we own or have an investment. The agreement expires October 1, 2014. Corporex received 208,332 shares of restricted common stock in conjunction with the SAA. The shares vest October 1, 2005. In the period ending March 31, 2005, Eagle incurred approximately $508,000 in expense as a result of the amortization of these shares.

Related Party Debt – As of December 31, 2004, Eagle had a loan from Corporex, secured by the Embassy Suites Hotel Cleveland/Rockside, with a balance of $23.4 million (the “Corporex Loan”). On February 18, 2005, Eagle obtained an $81.8 million secured loan from the Prudential Insurance Company of America (the “Prudential Loan”). Eagle used part of the proceeds from the Prudential Loan to retire the $23.4 million Corporex Loan. In connection with the Corporex Loan, Eagle incurred interest expense for the related party debt of $0.2 million in the period ending March 31, 2005. The Predecessor incurred interest expense for the related party debt of $0.3 million in the period ending March 31, 2004.

Transition Services – From October 1, 2004 through December 31, 2005, Eagle has agreed to make its Chief Executive Officer, Mr. Blackham, available to provide certain consulting and advisory transition services to Corporex in areas unrelated to our core business. Eagle is compensated $10 per month for providing these services. In the three-month period ending March 31, 2005, Eagle earned $30 related to this agreement.

Leased Office Space - Eagle’s headquarters are located in an office building that is owned by Eagle’s Chairman and affiliates, a limited partnership in which Eagle’s Chief Executive Officer is a limited partner. We entered into a lease for this office space subsequent to our IPO at terms approximating the fair market value. We are obligated to pay $0.6 million in rent over a ten-year period, or on average, approximately $5 per month. The expense of this lease is being recognized on a straight-line basis. In addition to the rent payments, we will also be subject to a common area maintenance fee allocation related to this office space. Eagle believes the lease payments do not exceed market value.

8. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

On March 31, 2005, Eagle declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on April 14, 2005, to holders of record as of April 6, 2005. The total amount of the dividends paid to holders of our common stock was $3.0 million and $1.1 million was paid to holders of operating partnership units. This dividend is shown as “Dividends Payable” on the March 31, 2005 Balance Sheet. During the period ended March 31, 2004, the Predecessor paid $1.1 million in partner distributions.

Interest paid by Eagle during the period ended March 31, 2005 was $2.1 million. Interest paid by the Predecessor during the period ended March 31, 2004 was $2.9 million.

During the period ended March 31, 2005, Eagle granted 4 shares of restricted common stock, valued at $36, under its LTIP.

9. INCOME TAXES

The Company has elected to be taxed as a REIT under the Internal Revenue Code. As long as we maintain our status as a REIT, we generally will not be subject to federal or state income taxes on our net income to the extent we distribute our net income to our stockholders. Accordingly, no provision for income taxes has been reflected in the accompanying consolidated financial statements for the corporate-level entities. However, we will be subject to tax at normal corporate rates on net income or capital gains not distributed to stockholders, and we may be subject to state income and franchise taxes. Full valuation reserves have been recorded in association with the deferred tax asset of the REIT. However, our TRS is be subject to federal and state income and franchise taxation on its taxable income.

At March 31, 2005, the Company’s deferred tax asset related to its taxable REIT subsidiary (“TRS”) and related valuation allowance consisted of the following:

NOL carryforward	$1,495
Allowance for doubtful accounts	5

Gross deferred tax asset	1,500
Valuation allowance	(5)

Net deferred tax asset	$1,495

At December 31, 2004, the Company fully reserved the net deferred tax asset of approximately $0.4 million due to the limited operational history of the Company. However, with the acquisition of the Embassy Suites Phoenix and updated an tax planning forecast, the Company now believes this valuation unnecessary with this expectation that this asset will be realizable within the next five years.

10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123(R). However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first annual reporting period beginning after June 15, 2005. Adoption is not expected to have a material effect on the Company.

11. COMMITMENTS AND CONTINGENCIES

Restricted Cash — Under certain existing mortgage loan agreements, Eagle is obligated to escrow payments for insurance, real estate taxes and 4% of gross revenue of certain properties for capital improvements.

Contingent Consideration — At the time we acquired our initial hotels, we agreed to make earn-out payments totaling in the aggregate up to 833,333 additional operating partnership units, which will be payable over a three-year period to the original contributors of the Embassy Suites Hotel Columbus/Dublin, the Embassy Suites Hotel Cleveland/Rockside and the Embassy Suites Hotel Denver-International Airport only if certain operating measurements are achieved on any trailing 12-month basis within three years from the contribution.

Franchise Fees — All of our hotels, except the Hyatt Regency Rochester, operate under franchise agreements. In conjunction with these franchise agreements, Eagle is obligated to pay the franchisors royalty fees between 4% and 6% of gross room revenue, and fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross room revenue. In addition, the Marriott hotels are obligated to pay between 2% and 3% for food and beverage revenues. Franchise fees are included in hotel expenses in the accompanying consolidated and combined statements of operations.

Litigation — We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Taxes — Under tax indemnification agreements with the contributors of certain initial hotels, Eagle has agreed to provide tax indemnification, which would range between $45 million and $75 million, to the original contributors against certain tax consequences of the sale. We have agreed to pay the contributor’s tax liability with respect to gain allocated to the contributor under Section 704(C) of the Internal Revenue Code if we dispose of a property contributed by the contributor in a taxable transaction during a “protected period”, which continues until the earlier of: a) October 1, 2014, or b) the date on which the contributor no longer owns, in the aggregate, at least 25% of the units we issued to the contributor at the time of its contribution of property to our operating partnership.

12. COMPREHENSIVE INCOME

For the three months ended March 31, 2005, comprehensive income was $0.6 million. As of March 31, 2005 and December 31, 2004 Eagle’s accumulated other comprehensive income was $11 and $22, respectively. The change in accumulated other comprehensive income was entirely due to Eagle’s unrealized gains on its marketable securities.

13. SUBSEQUENT EVENTS

On April 29, 2005, the Company’s Chief Financial Officer, Thomas A. Frederick, resigned for personal reasons.

On May 2, 2005, Raymond D. Martz was appointed as the Company’s Chief Financial Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We make forward-looking statements throughout this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, and objectives. Statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our operations and business

The forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our common stock. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•	the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” “Business,” and “Properties;”

•	general volatility of the capital markets and the market price of our common stock;

•	changes in our business or investment strategy;

•	availability, terms, and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry and the market in which we operate, interest rates, or the general economy; and

•	the degree and nature of our competition.

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

RESULTS OF OPERATIONS

OVERVIEW

Eagle Hospitality Properties Trust, Inc., a Maryland corporation (together with its subsidiaries “Eagle” or “Company”), is a self-advised real estate investment trust (“REIT”) formed to pursue investment opportunities in the full-service and all-suites hotel industry. As of March 31, 2005, Eagle owned a 100% interest in 9 hotels and a 49% interest in one other hotel (Embassy Suites Hotel Cincinnati-RiverCenter).

FIRST QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2005

Refer to the “Results of Operations” section below for discussion of our first quarter 2005 results compared to 2004 results.

In the hotel industry most categories of operating costs do not vary directly with the volume of sales, the exceptions being franchise, management, credit card fees and the costs of the food and beverages served. Because of this operating leverage, changes in sales volume disproportionately impacts operating results. Room revenue is the most important category of revenue and drives other revenue categories such as food and beverage and telephone. There are three key performance indicators used in the hotel industry to measure room sales:

•	Occupancy, or the number of rooms sold, usually expressed as a percentage of total rooms available;

•	Average Daily Rate (ADR), which is total room revenue divided by the number of rooms sold; and

•	RevPAR (revenue per available room), which is the product of the occupancy percentage and ADR.

During the quarter, due to a slightly strengthening economy and the maturation of certain of our hotels, our portfolio saw RevPAR increase by 5.2%, from $67.79 for the first quarter of 2004 to $71.30 for the first quarter of 2005 for eight of our hotels that were operational during the first quarter of 2004. This increase was the result of increases in both the occupancy percentage and room rates.

On January 10, 2005, our Board of Directors declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on February 1, 2005 to holders of record as of January 18, 2005. The total amount of the dividends paid to holders of our common stock was $4.1 million.

On February 18, 2005, we finalized an $81.8 million five-year, non-recourse loan with Prudential. This loan involves both a fixed-rate and floating-rate component with $58.0 million fixed at an interest rate of 5.43% and the remainder having a variable interest rate of 175 basis points over 30-day LIBOR. Approximately $68 million of the proceeds were used to paydown $4.0 million of the loan for the Embassy Suites Columbus/Dublin and to retire the loans for the Cincinnati Landmark Marriott, the Embassy Suites Cleveland/Rockside (related party loan from Corporex) and the Embassy Suites Denver-International Airport. This credit facility is subject to certain financial covenants and is collateralized by the Cincinnati Landmark Marriott, the Embassy Suites Cleveland/Rockside, and the Embassy Suites Tampa-Airport/Westshore. With this facility, 54% of our outstanding mortgage debt is at fixed interest rates. This reduces our risk to interest rate fluctuations.

On February 24, 2005, we completed the acquisition of the 270-room Embassy Suites Phoenix-Scottsdale for $33.0 million in cash. In connection with this acquisition, Eagle finalized a $22.1 million three year, full recourse loan having an interest rate of 215 basis points over 30-day LIBOR that is collateralized by the that hotel. The proceeds of this loan were used to pay for this acquisition and the remainder of the purchase price was paid from existing cash. This hotel is managed by Commonwealth Hotels.

On March 31, 2005, our Board of Directors declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on April 14, 2005 to holders of record as of April 6, 2005. The total amount of the dividends and distributions paid to holders of our common stock and operating partnership units was $4.1 million.

The outlook for the remainder of 2005 is uncertain; however, management is optimistic that the second and third quarters will show increases in revenues and net income over the first quarter, for the following reasons:

•	Historically, the second and third quarters have been the strongest for our consolidated portfolio

•	The Chicago Marriott Southwest at Burr Ridge launched an aggressive marketing campaign in April 2005 that is designed to tap the potential growth embedded in this recently opened hotel.

•	Capital expenditure projects that are expected to be completed in the second quarter at the Embassy Suites Hotel Cincinnati-RiverCenter, the Embassy Suites Hotel Tampa-Airport/Westshore and the Hilton Cincinnati Airport.

This foregoing forward-looking statement is subject to risks and uncertainties. For more information, see the introductory paragraphs of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on page 13.

CRITICAL ACCOUNTING POLICIES

There were no changes to the critical accounting policies and estimates made by management in the three months ended March 31, 2005. For a more detailed description of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our 2004 Annual Report on Form 10-K.

FINANCIAL CONDITION

March 31, 2005 Compared to December 31, 2004

Total mortgage debt increased from $130.7 million (including $23.4 million of related-party mortgage debt) to $163.0 million, or 24.7%, as a result of the $22.1 million loan entered into to finance the acquisition of the Embassy Suites Hotel Phoenix-Scottsdale (“Embassy Suites Phoenix”) and the $81.8 million Prudential Loan that was finalized during the quarter. The proceeds of the Prudential Loan were used to pay down approximately $71 million of existing mortgage debt (including all of the related-party mortgage debt) and to provide cash towards the completion of the acquisition of the Embassy Suites Phoenix.

Total assets increased $30.4 million during the quarter, largely the result of the acquisition of the Embassy Suites Phoenix.

The unrestricted cash balance decreased $3.2 million during the quarter, largely as a result of the $4.1 million in dividends and distributions paid and capital expenditures offset somewhat by the cash generated by the hotels.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

(000’s)	The Company 2005	The Predecessor 2004
Total Revenue	$21,703	$18,590
Operating Expense	20,280	15,809
Net Operating Income	1,423	2,781
Net Income(Loss)	645	(55)

Revenue. Total revenues increased $3.1 million, or 16.7%, from $18.6 million in 2004 to $21.7 million in 2005. Most of the increase, or $2.7 million, was related to the Marriott Southwest Hotel at Burr Ridge, which opened in August 2004, and the Embassy Suites Phoenix, which was acquired on February 24, 2005. The remaining $0.4 million increase was largely attributable to improved room revenue at Embassy Suites Hotel Columbus/Dublin, Hilton Cincinnati Airport and the Embassy Suites Hotel Cleveland/Rockside. RevPAR, driven almost entirely by increased occupancy, increased by 14.2% at these three hotels from $49.62 in the first quarter of 2004 to $57.19 for the first quarter of 2005. A combination of greater corporate and convention travel at the Dublin and Cleveland hotels and more demand from airline crews at the Hilton Cincinnati Airport Hotel increased occupancy for the first quarter of 2005 as compared to the same period of 2004.

For the eight hotels owned and operational during the first quarter of 2004, RevPAR increased from $67.79 to $71.30 for the first quarter of 2005, or 5.2%. The increased RevPAR is largely due to the increased occupancy at the three hotels mentioned above, combined with increased rates at the Cincinnati Landmark Marriott, Embassy Suites Hotel Tampa-Airport Westshore and Embassy Suites Hotel Denver-International Airport.

Operating Expenses. Hotel operating expenses before depreciation and amortization, corporate expenses and stock based compensation expense increased by $2.2 million, from $13.6 million during the first quarter of 2004, to $15.8 million in 2005, or 16.2%. Of this increase, $2.0 million was related to the Chicago Marriott Southwest Hotel at Burr Ridge, which did not open until August 2004 and the acquisition of the Embassy Suites Phoenix. The remainder of the increase was largely due to items that vary directly with revenues, such as franchise, management and credit card fees.

Operating Income. Total operating income decreased by $1.4 million to $1.4 million in the first quarter of 2005 from $2.8 million during the first quarter of 2004. The decrease of nearly 50.0% was the result of $1.1 million of corporate expense in the first quarter of 2005 (the Predecessor did not have a parent-type function) and $0.7 million of the decrease related to the amortization of stock-based compensation. There was also increased depreciation expense of $0.3 million at the existing hotels due to $42.5 million minority interest partial step-up recorded upon formation of the Company on October 1, 2004, related to the acquisition of minority interest from unaffiliated parties in connection with seven of the initial properties. Somewhat offsetting these additional expenses was the operating income produced by the Embassy Suites Phoenix following its acquisition in February 2005.

Depreciation and Amortization Expense. Total depreciation and amortization expense increased by $0.4 million, or 18.2%, from $2.2 million in the first quarter of 2004 to $2.6 million during the same period in 2005. Most of the increase, or $0.3 million, is related to the depreciation on the minority interest partial step-up. Also contributing to this increase in the first quarter of 2005 are the opening of the Marriott Burr Ridge and the acquisition of the Embassy Suites Phoenix which were not part of the portfolio during the first quarter of 2004.

Interest Expense. Total interest expense decreased in 2005 by approximately $0.8 million, or 27.6%, to $2.1 million from $2.9 million in 2004. During the fourth quarter of 2004, approximately $76 million of debt was retired (including $21.4 million in related-party debt), largely resulting in the decrease.

Income Tax Benefit. An income tax benefit of $1.5 million was booked during the period ending March 31, 2005. $1.1 million of this benefit was due to the net loss during the quarter by the TRS and $0.4 million was the result of the reversal of a deferred tax asset valuation reserve. Due to the ownership structure in place at the time, the Predecessor recorded no income tax benefit during the period ending March 31, 2004.

Net Income/Loss. The net income of approximately $0.6 million in the first quarter of 2005 as compared to a net loss of approximately $0.1 million in the first quarter of 2004 is due to the income tax benefit recorded during the period ending March 31, 2005, the additional income produced by the Embassy Suites Phoenix and the reduction in interest expense, which were partially offset by the corporate and stock-based compensation expense.

NON-GAAP FINANCIAL MEASURES

FUNDS FROM OPERATIONS

The White Paper on Funds From Operations (“FFO”) approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of previously depreciated operating real estate assets and extraordinary items as defined by GAAP, plus certain non-GAAP items such as real estate related depreciation and amortization, and after adjustment for any minority interest deriving from unconsolidated entities and joint ventures. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has improved the understanding of operating results of

REITs among the investing public and made comparisons of REIT operating results more meaningful. Management considers FFO to be a useful measure of adjusted earnings for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income (loss), which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies.

We compute FFO in accordance with our interpretation of standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income as an indication of our financial performance or to cash flow from operating activities as determined by GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO may include funds that may not be available for the Company’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

The following is a reconciliation between net loss and FFO for the three months ended March 31, 2005 and 2004, respectively (in thousands):

NET INCOME TO FFO RECONCILIATION

	The Company	The Predecessor
	Q1 2005	Q1 2004
Net income(loss) before minority interest	$867	$(55)
Real estate related depreciation	2,601	2,179

FFO	$3,468	$2,124

EBITDA

EBITDA herein is defined as net income (loss) before interest expense, taxes, depreciation and amortization. We believe that EBITDA is helpful to investors and management as a measure of the performance of the Company because it provides an indication of the operating performance of the properties within the portfolio and is not impacted by the capital structure of the REIT. EBITDA does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income as an indication of our financial performance or to cash flow from operating activities as determined by GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. EBITDA may include funds that may not be available for the Company’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

The Company’s EBITDA decreased $0.8 million, or 16.9%, to $4.2 million for the period ending March 31, 2005, compared to the Predecessor’s EBITDA of $5.0 million for the same period in 2004. This decrease was attributable to $1.1 million of corporate expense and $0.7 million of stock-based compensation in the first quarter of 2005 (the Predecessor did not have a parent-type function or stock-based compensation), with the EBITDA of the Embassy Suites Phoenix providing a slight offset to this additional expense. The following is a reconciliation between operating income (loss) and EBITDA for the three months ended March 31, 2005 and 2004, respectively (in thousands):

NET INCOME TO EBITDA RECONCILIATION

	The Company	The Predecessor
	Q1 2005	Q1 2004
Net income(loss)	$645	$(55)
Minority interest	222	—
Real estate related depreciation and amortization	2,642	2,179
Interest expense	2,139	2,875
Income tax benefit	(1,495)

EBITDA	$4,153	$4,999

Key Hotel Operating Statistics

The following table illustrates key operating statistics of our portfolio for the three months ended March 31, 2005:

	The Company	The Predecessor
	2005	2004
Entire portfolio (9 hotels)
Hotel revenues	$23,032	$22,253
RevPAR (1)	$77.57	$72.79
Occupancy	65.0%	63.4%
Average daily rate (2)	$119.31	$114.89
Hotel EBITDA	$6,866	$6,429

(1)	RevPar is defined as the product of the occupancy percentage and ADR.
(2)	Average daily rate is defined as total room revenue divided by the number of rooms sold.
(3)	EBITDA herein is defined as net income (loss) before interest expense, taxes, depreciation, amortization, and corporate overhead.

For comparative purposes this schedule includes the Embassy Suites Phoenix-Scottsdale, which was acquired by Eagle Hospitality on February 24, 2005, for the entire period ending March 31, 2005 and 2004, but excludes the Chicago Marriott Southwest at Burr Ridge for both periods as this property did not open until August 2004.

LIQUIDITY AND CAPITAL RESOURCES:

Our principal source of funds to meet our cash requirements, including distributions to stockholders, is our share of the operating partnership’s cash flow. The operating partnership’s principal source of revenue will be the cash flow provided by the hotel operations.

Below is a comparison of the cash flows for the first quarter of 2005 and 2004 (000’s):

	The Company	The Predecessor
	2005	2004
Net cash provided by operating activities	$5,360	$2,599
Net cash used in investing activities	(36,788)	(526)
Net cash provided by (used in) financing activities	28,189	(1,227)

Net (decrease) increase in cash and cash equivalents	$(3,239)	$846

Cash flow from hotel operations is subject to all operating risks common to the hotel industry, including:

•	Competition for guests from other hotels;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	Increases in operating costs related to inflation and other factors, including wages, benefits, insurance, and energy;

•	Overbuilding in the hotel industry, especially in particular markets; and

•	Actual or threatened acts of terrorism and actions taken against terrorists, which often cause public concern about travel safety.

Recurring capital expenditures and debt service are the most significant short-term liquidity requirements. During the remainder of 2005, we expect capital expenditures will be substantially funded by our replacement reserve accounts.

We expect to set aside 4% of future hotel revenues (5% with respect to the Hyatt Regency Rochester) in our replacement reserve accounts to fund capital expenditures. We have begun capital expenditure programs at the Embassy Suites Hotel Cincinnati-RiverCenter, the Embassy Suites Hotel Tampa-Airport/Westshore and the Hilton Cincinnati Airport. These projects are in process and we expect them to be completed by June 30, 2005.

We may seek to negotiate additional credit facilities, replacement credit facilities, or we may issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Board of Directors considers prudent.

We have considered our short-term (defined as one-year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We expect our principal short-term liquidity needs will be to fund normal recurring expenses, debt service requirements, and any distributions on our outstanding common shares and operating partnership units.. We anticipate that these needs will be met with cash flows provided by operating activities and proceeds from additional financings.

We expect to meet long-term (defined as greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, development projects and other nonrecurring capital improvements utilizing cash flow from operations, additional debt financings and preferred or common equity offerings. We expect to acquire additional hotel properties as suitable opportunities arise.

Capital Projects

During the period ending March 31, 2005, Eagle spent approximately $3.8 million on capital improvements. Most of these expenditures, totaling $3.6 million, were made at the Embassy Suites Hotel Cincinnati-RiverCenter, the Embassy Suites Hotel Tampa-Airport/Westshore and the Hilton Cincinnati Airport.

Throughout the remainder of 2005 we expect to make approximately $3.2 to $3.6 million in capital expenditures at the Hyatt Regency Rochester, the Embassy Suites Hotel Cincinnati-RiverCenter, the Embassy Suites Hotel Tampa-Airport/Westshore and the Hilton Cincinnati Airport. We anticipate that these expenditures will be funded from existing restricted cash reserves controlled by the hotel manager.

Given the relative youth of our hotels, we have no other short-term plans or requirements that require us to make material capital expenditures at our hotels.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements. Because we have the right and obligation to acquire the remaining 51% interest in the entity that owns the Embassy Suites Hotel Cincinnati-RiverCenter no later than January 31, 2006 in exchange for 427,485 operating partnership units, the assets, liabilities and operations of such entity are included in our consolidated financial statements as required by FIN 46(R).

We have elected to be taxed as a REIT commencing with our taxable year ended December 31, 2004. To qualify as a REIT, we will be required to make annual distributions to our stockholders of at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction and by excluding net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future. Our ability to pay distributions to our stockholders will depend, in part, upon the management of our properties by our independent hotel managers. Distributions to our stockholders will generally be taxable to our stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent not inconsistent with maintaining our REIT status, our TRS may retain any after-tax earnings.

Subsequent Events

On April 29, 2005, the Company’s Chief Financial Officer, Thomas A. Frederick, resigned for personal reasons.

On May 2, 2005, Raymond D. Martz was appointed as the Company’s Chief Financial Officer.

Inflation

We rely entirely on the performance of our properties and the ability of the properties’ managers to increase revenues to keep pace with inflation. Hotel operators can generally increase room rates rather quickly, but competitive pressures may limit their ability to raise rates faster than inflation. Our general and administrative costs, such as real estate and personal property taxes, property and casualty insurance, and utilities are also subject to inflationary pressures.

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

Competition and Other Economic Factors

Our hotels are located in developed areas that contain other hotel properties. The future occupancy, average daily rate and RevPAR of any hotel could be materially and adversely affected by an increase in the number of or quality of the competitive hotel properties in its market area. Competition could also affect the quality and quantity of future investment opportunities, and our ability to sell existing properties.

As a portion of the lodging industry’s sales are based upon business, commercial and leisure travel, changes in general economic conditions, demographics, or changes in local business economics, could affect these and other travel segments. This may affect demand for rooms, which would affect hotel revenues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. As a result of a debt refinancing and additional financing during the quarter our variable rate debt dropped to $74.7 million, or approximately 45.8%, of our mortgage debt as of March 31, 2005, versus approximately $100.2 million, or approximately 76.7%, at December 31, 2004. We feel this repositioning of our debt provides an increased level of insulation from market fluctuation.

We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. The weighted average interest rate of our variable rate debt and total debt as of March 31, 2005 was 5.4% and 5.86%, respectively.

We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest expense incurred by $0.2 million, based upon the balances outstanding on our variable rate instruments at March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the principal executive and financial officers with regards to the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based upon the evaluation, they concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in this Quarterly Report was recorded, processed, summarized and reported on a timely basis.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our financial position, results of operations or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Purchase Agreement dated as of December 29, 2004 between EHP Operating Partnership, L.P. and UP Stonecreek, Inc., incorporated herein by reference to the annual report on Form 10-K filed March 28, 2005.

10.2	Form of Mortgage Note dated as of February 15, 2005 between subsidiaries of Eagle Hospitality Properties Trust, Inc. as borrowers, and The Prudential Insurance Company of America, as lender, incorporated herein by reference to the annual report on Form 10-K filed March 28, 2005.

10.3	Deed of Trust, Assignment and Security Agreement dated as of February 22, 2005 among EHP Phoenix Suites, LLC, Phoenix Suites TRS, Inc. and U.S. Bank National Association, incorporated herein by reference to the annual report on Form 10-K filed March 28, 2005.

10.4	Form of Employment Agreement between Eagle Hospitality Properties Trust, Inc. and Raymond D. Martz.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

By:	/s/ J. William Blackham
J. William Blackham
President and Chief Executive Officer

DATED: MAY 12, 2005

By:	Raymond D. Martz
Raymond D. Martz
Chief Financial Officer
(Principal Accounting Officer)

DATED: MAY 12, 2005