Form 10-Q
period 2005-06-30
Eagle Hospitality Properties Trust, Inc.
filed 2005-08-11
CIK 1289169

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Commission file number: 001-32279

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

(Exact name of registrant specified in its charter)

Maryland	55-0862656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 E. RiverCenter Blvd., Suite 480, Covington, KY

(Address of principal executive office)

41011

(Zip Code)

(859) 581-5900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Outstanding as of August 11, 2005
Common stock, $.01 par value	17,360,690

8 ¼% Series A Cumulative Redeemable Preferred Shares, $.01 par value	4,000,000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Securities Exchange Act).  Yes ☐  No ☒

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2005

Exhibit 31.1	302 Certification by CEO

Exhibit 31.2	302 Certification by CFO

Exhibit 32.1	906 Certification by CEO

Exhibit 32.2	906 Certification by CFO

PART I

ITEM 1.	FINANCIAL STATEMENTS

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

($000’s Omitted)

	(Unaudited)
	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$20,338	$15,661
Restricted cash - real estate escrows	2,480	1,536
Restricted replacement reserves	6,551	8,704
Accounts receivable, net	4,382	2,437
Inventories	602	454
Deferred income taxes	1,707	—
Deferred franchise fees and loan fees, net	2,019	505
Prepaid expenses and other assets	621	2,848
Investment in hotel properties, net	394,660	220,239

Total assets	$433,360	$252,384

LIABILITIES AND OWNERS’ EQUITY
LIABILITIES:
Mortgage notes payable	$215,656	$107,316
Other long term debt	48	58
Related party debt	—	23,391
Capital lease obligations	128	30
Accounts payable	1,645	1,564
Due to affiliates	179	1,088
Dividends and distributions payable	4,084	—
Accrued expenses	7,461	4,269
Income tax payable	217	—
Advance deposits	990	476

Total liabilities	$230,408	$138,192

Minority interest	14,723	17,035
OWNERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 8.25% Series A - 4,000,000 issued and outstanding at June 30, 2005 and none at December 31, 2004	$40	$—
Common stock, $0.01 par value, 100,000,000 shares authorized, 17,361,540 and 17,358,573 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	174	174
Additional paid-in capital	196,907	100,487
Accumulated other comprehensive income	15	22
Deferred compensation	(2,306)	(3,623)
(Dividends in excess of accumulated earnings) retained earnings	(6,601)	97

Total owners’ equity	$188,229	$97,157

Total liabilities and owners’ equity	$433,360	$252,384

See notes to consolidated and combined financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(unaudited, 000’s Omitted, except per share amounts)

	The Company 2005	The Predecessor 2004
Revenues:
Rooms department	$20,343	$14,608
Food and beverage department	7,216	4,994
Lease income	45	—
Other operating departments	1,164	875

Total revenue	28,768	20,477
Expenses:
Rooms department	4,913	3,564
Food and beverage department	4,189	3,035
Other operating departments	581	454
Selling, general and administrative expense	9,050	6,761
Depreciation and amortization	3,110	2,205
Corporate general and administrative	1,267	—
Stock-based compensation	656	—

Total operating expenses	23,766	16,019

Net Operating Income	5,002	4,458

Interest expense	(2,338)	(2,907)
Interest income	151	45
Other (expense) income - net	(17)	13

Income before minority interest and provision for income taxes	2,798	1,609

Income tax expense	5	—
Minority interest expense	612	—

Net income	$2,181	$1,609
Distributions to preferred shareholders	(413)	—

Net income available to common shareholders	$1,768	$1,609
Unrealized loss on marketable securities	(4)	(91)
Effect of interest rate swap	—	283

COMPREHENSIVE INCOME	$1,764	$1,801

Basic income per share	$0.10
Fully diluted income per share	$0.10
Weighted average basic shares outstanding	17,361
Weighted average fully diluted shares outstanding	23,355

See notes to consolidated and combined financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(unaudited, 000’s Omitted, except per share amounts)

	The Company 2005	The Predecessor 2004
Revenues:
Rooms department	$35,998	$27,782
Food and beverage department	12,476	9,732
Lease income	45	—
Other operating departments	1,952	1,553

Total revenue	50,471	39,067
Expenses:
Rooms department	8,881	6,828
Food and beverage department	7,770	6,132
Other operating departments	1,073	878
Selling, general and administrative expense	16,866	13,606
Depreciation and amortization	5,752	4,384
Corporate general and administrative	2,369	—
Stock-based compensation	1,335	—

Total operating expenses	44,046	31,828

Net Operating Income	6,425	7,239

Interest expense	(4,477)	(5,782)
Interest income	264	82
Other (expense) income - net	(42)	15

Income before minority interest and provision for income taxes	2,170	1,554

Income tax benefit	1,490	—
Minority interest expense	834	—

Net income	$2,826	$1,554
Distributions to preferred shareholders	413	—

Net income available to common shareholders	$2,413	$1,554
Unrealized loss on marketable securities	(15)	(79)
Effect of interest rate swap	—	536

COMPREHENSIVE INCOME	$2,398	$2,011

Basic income per share	$0.14
Fully diluted income per share	$0.14
Weighted average basic shares outstanding	17,361
Weighted average fully diluted shares outstanding	23,355

See notes to consolidated and combined financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(unaudited, $000’s Omitted)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Unearned Compensation	Unrealized Gain/(Loss)	Dividends in Excess of Accumulated Earnings	Total
Balance at December 31, 2004	$—	$174	$100,487	$(3,623)	$22	$97	$97,157
Issuance of preferred shares	40	—	96,625	—	—	—	96,665
Common dividends paid, $0.35 per share	—	—	—	—	—	(6,076)	(6,076)
Common dividends declared, $0.175 per share						(3,035)	(3,035)
Preferred dividends paid, $0.103 per share						(413)	(413)
Issuance of restricted shares	—	—	18	(18)	—	—	—
Amortization of deferred compensation	—	—	—	1,335	—	—	1,335
Adjustment to opening balance sheet	—	—	(223)	—	—	—	(223)
Unrealized loss on investments	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	2,826	2,826

Balance at June 30, 2005	$40	$174	$196,907	$(2,306)	$15	$(6,601)	$188,229

See notes to consolidated and combined financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2005 and 2004 (unaudited)

($000’s Omitted)

	The Company 2005	The Predecessor 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,826	$1,554
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(1,707)
Depreciation	5,642	4,064
Deferred loan fees and franchise rights	(272)	261
Amortization of unearned compensation	1,335	—
Minority interest	834	—
Changes in assets and liabilities:
Restricted cash	1,202	(2,122)
Accounts receivables	(1,096)	(618)
Inventory, prepaid expenses, and other assets	1,026	(112)
Due to affiliates	(909)	—
Accounts payable, accrued expenses and advance deposits	3,092	1,622

Net cash provided by operating activities	$11,973	$4,649
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of hotel properties	$(172,952)	$—
Capital expenditures	(7,082)	(1,353)
Purchase of investments	—	752

Net cash used in investing activities	$(180,034)	$(601)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing	$157,000	$—
Debt principal payments	(48,670)	(1,744)
Proceeds from preferred stock offering	100,000	—
Cost of preferred stock offering	(3,335)	—
Proceeds from affiliate financing	—	556
Payment of related party loan	(23,391)	(214)
Payment on capital lease obligations	(57)	(100)
Payments of preferred stock dividends	(413)	—
Payments of common stock dividends and distributions	(8,173)	(1,010)
Adjustments to opening balance sheet	(223)	—

Net cash provided by (used in) financing activities	$172,738	$(2,512)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$4,677	$1,536
CASH AND CASH EQUIVALENTS, beginning of year	15,661	1,199

CASH AND CASH EQUIVALENTS, end of period	$20,338	$2,735

See notes to consolidated and combined financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 (unaudited)

1. BACKGROUND

Eagle Hospitality Properties Trust, Inc., a Maryland corporation (together with its subsidiaries “Eagle” or “Company”), is a self-advised real estate investment trust (“REIT”) formed to pursue investment opportunities in the full-service and all-suites hotel industry. As of June 30, 2005, Eagle owned a 100% interest in eleven hotels and a 49% interest in one other hotel (Embassy Suites Hotel Cincinnati-RiverCenter).

Our operating partnership, EHP Operating Partnership, L.P. (“EHP OP” or the “operating partnership”), was organized as a limited partnership under the laws of the state of Maryland. Eagle is the sole general partner of and currently owns approximately 74% of the limited partnership units in EHP OP. Limited partners (including certain of our officers and directors) own the remaining operating partnership units. After one year, limited partners may generally redeem each unit for the cash value of one share of our common stock or, at our sole option, one share of common stock.

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

On February 24, 2005, Eagle purchased the Embassy Suites Phoenix-Scottsdale, for $33.0 million in cash and debt.

On June 23, 2005, Eagle purchased the Hilton Glendale in Glendale, CA, for $79.8 million in cash.

On June 28, 2005, Eagle purchased the Embassy Suites San Juan Hotel and Casino in Isla Verde Carolina, Puerto Rico, for $60.0 million in cash.

Taxable REIT Subsidiaries

EHP TRS Holding Co., Inc. (“EHP TRS”), our taxable REIT subsidiary, was incorporated as a Maryland corporation. Each of our hotel properties, except the Embassy Suites San Juan Hotel, is leased to a wholly owned subsidiary of EHP TRS, which engages independent hotel management companies, such as Commonwealth Hotels, Inc. (“Commonwealth Hotels”), to manage and operate the hotels under management contracts. Lease revenue from EHP TRS and its wholly owned subsidiaries is eliminated in consolidation. Under applicable REIT tax rules, neither we nor our operating partnership can directly undertake the daily management activities of our hotels. Therefore, our principal source of funds will be dependent on EHP TRS’s ability to generate cash flow from the operation of the hotels. EHP TRS will pay income taxes at regular corporate rates on its taxable income. The Embassy Suites San Juan is leased to an unaffiliated lessee and the only income that we recognize in relation to this hotel is the lease income paid by the lessee.

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

On June 23, 2005, we completed the acquisition of the 351-room Hilton Glendale in Glendale California (“Hilton Glendale”) for $79.8 million. This acquisition was funded through a combination of cash and the proceeds from a $53.1 million bridge loan. The bridge loan was repaid on July 7, 2005 with the proceeds from a $53.1 million seven-year, interest only loan having a fixed interest rate of 5.21%. This hotel is managed by Hilton Hotels Corporation.

On June 28, 2005, we completed the acquisition of the 299-room Embassy Suites San Juan Hotel and Casino in Isla Verde Carolina, Puerto Rico for $60.0 million. This acquisition was funded with existing cash. This hotel is managed by Hilton Hotels Corporation.

The accompanying consolidated financial statements include the results of the acquired hotels since the dates of acquisition. The purchase prices were the result of an arms’ length negotiations, and Eagle did not assign any value to goodwill or other intangible assets. However, the purchase price allocation is preliminary and subject to further internal review. Additional adjustments are unlikely to have a material impact.

The following pro forma selected financial data for Eagle and the Predecessor was derived in accordance with Statement of Financial Accounting Standards No. 141 (“FAS 141”). The selected financial data, in accordance with FAS 141, assumes that the acquisitions of the Embassy Suites Hotel Phoenix-Scottsdale, Hilton Glendale and Embassy Suites San Juan occurred on January 1, 2004, as opposed to the actual acquisition dates. ($000s, except earnings per share):

Three Months Period Ending	The Company June 30, 2005	The Predecessor June 30, 2004
Net Revenues	$35,170	$29,164
Net Income Available to Common Shareholders	1,545	1,426
Earnings per share – basic	$0.09	$0.08

Six Months Period Ending	The Company June 30, 2005	The Predecessor June 30, 2004
Net Revenues	$65,015	$57,921
Net Income Available to Common Shareholders	3,724	3,393
Earnings per share – basic	$0.21	$0.20

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Eagle believes that all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. In addition, Eagle’s operations have historically been seasonal as certain properties experience higher occupancy rates during the different months of the year. This seasonality pattern can be expected to cause fluctuations in Eagle’s operating results. Consequently, operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Revenue Recognition — Hotel revenues, including room, food, beverage and other hotel revenues, are recognized as the related services are delivered. We generally consider accounts receivable to be fully collectible.

If we determine that amounts are uncollectible, which would generally be the result of a customer’s bankruptcy or other economic downturn, such amounts will be charged against operations when that determination is made. The lease income generated by the lease on the Embassy Suites San Juan is recognized as earned.

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

Stock-Based Compensation — Eagle accounts for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In connection with Eagle’s formation, Eagle established the 2004 Long-Term Incentive Plan (the “LTIP”). Upon consummation of the IPO and subsequent exercise of the underwriters’ over-allotment, Eagle issued a total of 441,200 shares of unvested restricted stock to its executives, directors, and certain employees of Eagle, the Predecessor and its affiliates, which includes 208,332 shares of common stock issued to Corporex under the SAA (as defined herein). An additional 23,800 shares of restricted stock have been issued under the LTIP in 2005. 20,833 shares were canceled in April, 2005 upon the resignation of our former chief financial officer for personal reasons. Of the 444,167 shares issued, 206,666 vest over five years and 237,501 vest over one year. Such shares are charged to compensation expense on a straight-line basis based upon the market price at the time of issuance. Eagle recognized compensation expense of approximately $1.3 million related to these restricted shares during the period ended June 30, 2005. Under the LTIP, Eagle may issue a variety of performance-based stock awards, including nonqualified stock options. At June 30, 2005, Eagle had approximately 550,000 remaining shares available for future issuance under the LTIP.

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

A table depicting the pro forma adjustments relating to the adoption of FAS 123(R) is not presented as there is no material impact expected to occur as a result of the adoption of this policy.

Segments — Eagle presently operates in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotels through either acquisition or new development. The Predecessor also only operated within the direct hotel investments segment.

4. PREFERRED STOCK OFFERING

On June 13, 2005, the Company closed an underwritten public offering of 4,000,000 shares of its 8.25% Series A Cumulative Redeemable Preferred Stock (“Preferred Shares”). The Preferred Shares have a liquidation value of $25.00 and will be redeemable at the option of the Company on or after June 14, 2010. The annual distribution for the Preferred Shares will be $2.0625 per share. Dividends on the Preferred Shares will be payable quarterly in arrears on the last calendar day of March, June, September and December.

The net proceeds of the public offering of the Preferred Shares were $96.7 million, after underwriters discounts and other offering expenses. The proceeds were used in the acquisitions of the Hilton Glendale and the Embassy Suites San Juan, as well as for other general corporate and working capital purposes.

5. EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. For the three month and six month periods ended June 30, 2005 the weighted average basic and diluted common shares outstanding were as follows (000s):

	Three months ended, June 30, 2005	Six months ended, June 30, 2005
Basic weighted average shares outstanding	17,361	17,361
Operating partnership units	5,994	5,994

Diluted weighted average shares outstanding	23,355	23,355

6. MINORITY INTEREST

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

7. DEBT

Eagle’s mortgage notes payable as of June 30, 2005 are as follows:

Properties Collateralized	Amount ($000s)		Interest Rate
Cincinnati Landmark Marriott, Embassy Suites Hotel Cleveland/Rockside and Embassy Suites Hotel Tampa Airport/Westshore	$58,000		5.43%
Embassy Suites Hotel Cincinnati-River Center	14,119		8.48%
Hyatt Regency Rochester	15,941		7.28%

Fixed Debt	88,060		6.25%
Cincinnati Landmark Marriott, Embassy Suites Hotel Cleveland/Rockside and Embassy Suites Hotel Tampa Airport/Westshore	23,800		5.09%
Hilton Glendale	53,100	+	5.06%
Embassy Suites Hotel Phoenix-Scottsdale	22,100		5.49%
Embassy Suites Hotel Columbus/Dublin	16,369		6.21%
Chicago Marriott Southwest at Burr Ridge	12,227		7.59%

Variable Debt	127,596		5.53%

Total Debt and Wgt Avg Cost of Debt	$215,656		5.83%

LIBOR 30-day rate at 6/30/05			3.34%

*	All variable rate debt is based upon the LIBOR 30-day rate

+	The loan on the Hilton Glendale was a bridge loan that was repaid on July 7, 2005 with the proceeds from a $53.1 million 7-year, interest only loan having a fixed interest rate of 5.21%

Total debt maturities, including capital lease obligations, as of June 30, 2005 were as follows ($000s):

2005	$53,994	*
2006	30,326
2007	2,959
2008	28,851
2009	7,126
Thereafter	92,576

Total	$215,832

*	The 2005 amount includes a bridge loan for $53.1 million used to fund a portion of the purchase price to acquire the Hilton Glendale which was repaid with the proceeds from by a $53.1 million seven-year, interest only loan on July 7, 2005.

8. RELATED PARTY TRANSACTIONS

Hotel Management Agreements - Nine of our hotels are subject to management agreements with Commonwealth Hotels. Under these agreements, Eagle is obligated to pay monthly management fees equal to 2.50% of gross revenues in 2005, 2.75% in 2006, and 3.00% of gross revenues in 2007 and the years thereafter. Incentive fees may also be earned upon meeting certain net operating income thresholds. These management agreements have ten-year terms, with a renewal option for one additional five-year period. If Eagle terminates a management agreement on any of the properties prior to its expiration, due to sale of the property, Eagle may be required to pay a substantial termination fee. Eagle’s Chairman is the majority shareholder in Commonwealth Hotels. Management fees earned by Commonwealth Hotels for the three months and six months, respectively, ending June 30, 2005 were $0.7 million and $1.3 million. The management fees expensed by the Predecessor for the three months and six months, respectively, ending June 30, 2004 were $0.5 million and $1.1 million. At June 30, 2005 and December 31, 2004, Eagle owed Commonwealth Hotels $0.2 and $0.3 million in management fees payable, respectively.

Strategic Alliance Agreement – Eagle has entered into a Strategic Alliance Agreement (“SAA”) with Corporex and affiliated parties. The SAA provides Eagle with the right of first refusal for development opportunities with Corporex and affiliates, as well as a non-compete clause for markets in which we own or have an investment. The agreement expires October 1, 2014. Corporex received 208,332 shares of common stock in conjunction with the SAA. The shares vest October 1, 2005. In the period ending June 30, 2005, Eagle incurred approximately $1.0 million in expense as a result of the amortization of these shares.

Related Party Debt – As of December 31, 2004, Eagle had a loan from Corporex, secured by the Embassy Suites Hotel Cleveland/Rockside, with a balance of $23.4 million (the “Corporex Loan”). On February 18, 2005, Eagle obtained an $81.8 million secured loan from the Prudential Insurance Company of America (the “Prudential Loan”). Eagle used part of the proceeds from the Prudential Loan to retire the $23.4 million Corporex Loan. In connection with the Corporex Loan, Eagle incurred interest expense for the related party debt of $0.2 million in the period ending June 30, 2005. The Predecessor incurred interest expense for related party debt of $0.2 million and $0.5 million for the three months and six months, respectively, ending June 30, 2004.

Transition Services – From October 1, 2004 through December 31, 2005, Eagle has agreed to make its Chief Executive Officer, Mr. Blackham, available to provide certain consulting and advisory transition services to Corporex in areas unrelated to our core business. Eagle is compensated $10 per month for providing these services. In the three month and six month periods ending June 30, 2005, Eagle earned $30 and $60, respectively, related to this agreement.

Leased Office Space - Eagle’s headquarters are located in an office building that is owned by Eagle’s Chairman and affiliates, a limited partnership in which Eagle’s Chairman and Chief Executive Officer is a limited partner. We entered into a lease for this office space subsequent to our IPO at terms approximating the fair market value. We are obligated to pay $0.6 million in rent over a ten-year period, or on average, approximately $5 per month. The expense of this lease is being recognized on a straight-line basis. In addition to the rent payments, we will also be subject to a common area maintenance fee allocation related to this office space. Eagle believes the lease payments do not exceed market value.

9. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

On March 31, 2005, Eagle declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on April 14, 2005, to holders of record as of April 6, 2005. The total amount of the dividends paid to holders of our common stock was $3.0 million and $1.1 million was paid to holders of operating partnership units.

On June 17, 2005, Eagle declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on July 15, 2005, to holders of record as of June 30, 2005. The total amount of the dividends paid to holders of our common stock was $3.0 million and $1.1 million was paid to holders of operating partnership units. This dividend is shown as “Dividends Payable” on the June 30, 2005 Balance Sheet. During the six month period ended June 30, 2004, the Predecessor paid $1.0 million in partner distributions.

On June 17, 2005, Eagle declared a prorated quarterly dividend of $0.103125 per 8.25% Series A Cumulative Redeemable Preferred Share for the period from June 13, 2005 to June 30, 2005 to holders of record as of June 20, 2005. The total amount of dividends paid to holders of the preferred shares was $0.4 million and was paid on June 30, 2005.

Interest paid by Eagle during the three months and six months, respectively, ended June 30, 2005 was $2.2 million and $4.3 million. Interest paid by the Predecessor during the three months and six months, respectively, ended June 30, 2004 was $2.9 million and $5.8 million.

During the year to date period ended June 30, 2005, Eagle granted 24 shares of restricted stock, valued at $221, under its LTIP and cancelled 20 shares of restricted stock due to the resignation of our former chief financial officer for personal reasons, valued at $203.

10. INCOME TAXES

The Company had an income tax expense of $5 for the three months ending June 30, 2005 and income tax benefit of $1.5 million for the six months ending June 30, 2005

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code. As long as we maintain our status as a REIT, we generally will not be subject to federal or state income taxes on our net income to the extent we distribute our net income to our stockholders. However, we will be subject to tax at normal corporate rates on net income or capital gains not distributed to stockholders, and we may be subject to state income and franchise taxes. However, our TRS is be subject to federal and state income and franchise taxation on its taxable income.

The components of the corresponding income tax expense and benefit were as follows ($000s):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Federal:
Current	$—	$—
Deferred	212	1,707

State and local:
Current	$217	$217
Deferred	—	—

At December 31, 2004, the Company fully reserved the net deferred tax asset of approximately $0.4 million due to the limited operational history of the Company. However, with the acquisitions and updated tax planning forecast, the Company now believes this valuation unnecessary with the expectation that this asset will be realizable within the next five years. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first annual reporting period beginning after June 15, 2005. Adoption is not expected to have a material effect on the Company.

12. COMMITMENTS AND CONTINGENCIES

Restricted Cash — Under certain existing mortgage loan agreements, Eagle is obligated to escrow payments for insurance, real estate taxes and 4% of gross revenue of certain properties for capital improvements.

Contingent Consideration — At the time we acquired our initial hotels, we agreed to make earn-out payments totaling in the aggregate up to 833,333 additional operating partnership units, which may be payable to the original contributors of the Embassy Suites Hotel Columbus/Dublin, the Embassy Suites Hotel Cleveland/Rockside and the Embassy Suites Hotel Denver-International Airport only if certain operating measurements are achieved on any trailing 12-month basis within three years from the contribution.

Franchise Fees — All of our hotels, except the Hyatt Regency Rochester, operate under franchise agreements. In conjunction with these franchise agreements, Eagle is obligated to pay the franchisors royalty fees between 4% and 6% of gross room revenue, and under certain agreements, fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross room revenue. In addition, the Marriott hotels are obligated to pay between 2% and 3% for food and beverage revenues. Franchise fees are included in hotel expenses in the accompanying consolidated and combined statements of operations.

Litigation — We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Taxes — Under tax indemnification agreements with the contributors of certain initial hotels, Eagle has agreed to provide tax indemnification, which would range between $45 million and $75 million, to the original contributors against certain tax consequences of a sale. We have agreed to pay the contributor’s tax liability with respect to gain allocated to the contributor under Section 704(C) of the Internal Revenue Code if we dispose of a property contributed by the contributor in a taxable transaction during a “protected period”, which continues until the earlier of: a) October 1, 2014, or b) the date on which the contributor no longer owns, in the aggregate, at least 25% of the units we issued to the contributor at the time of its contribution of property to our operating partnership.

13. COMPREHENSIVE INCOME

For the three months and six months, respectively, ended June 30, 2005, comprehensive income was $1.8 million and $2.4 million. As of June 30, 2005 and December 31, 2004 Eagle’s accumulated other comprehensive income was $15 and $22, respectively. The change in accumulated other comprehensive income was entirely due to Eagle’s unrealized gains on its marketable securities.

14. SUBSEQUENT EVENTS

On July 7, 2005, Eagle closed a $53.1 million seven-year, interest only loan with KeyBank at a fixed rate of 5.21%. This loan is secured by the 351-room Hilton Glendale in Glendale, California. The proceeds from this loan were used to repay the $53.1 million bridge loan.

On July 25, 2005, Eagle announced that the Audit Committee of the Board of Directors has selected Ernst & Young LLP as the Company’s independent registered public accounting firm, commencing with its fiscal quarter ending June 30, 2005. The Company emphasized that the change is not the result of any disagreements or dissatisfaction with the work of its former outside audit firm, Grant Thornton LLP.

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

RESULTS OF OPERATIONS

OVERVIEW

Eagle Hospitality Properties Trust, Inc., a Maryland corporation (together with its subsidiaries “Eagle” or “Company”), is a self-advised real estate investment trust (“REIT”) formed to pursue investment opportunities in the full-service and all-suites hotel industry. As of June 30, 2005, Eagle owned a 100% interest in 11 hotels and a 49% interest in one other hotel (Embassy Suites Hotel Cincinnati-RiverCenter).

SECOND QUARTER AND YEAR TO DATE HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2005

Refer to the “Results of Operations” section below for discussion of our three months and six months ended June 30, 2005 results compared to the results for the same periods of 2004.

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

During the quarter, due to a strengthening economy and the maturation of certain of our hotels, our portfolio saw RevPAR increase by 15.6%, from $75.05 for the second quarter of 2004 to $86.79 for the second quarter of 2005 for eight of our hotels that were operational during the second quarter of 2004. For the six month period ending June 30, 2005, our portfolio saw RevPAR increase by 10.2%, to $78.65 from $71.37 for the same period in 2004 for those eight hotels. This increase was the result of increases in both the occupancy percentage and room rates.

On January 10, 2005, our Board of Directors declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on February 1, 2005 to holders of record as of January 18, 2005. The total amount of the dividends and distributions paid to holders of our common stock and operating partnership units was $4.1 million.

On February 18, 2005, we finalized an $81.8 million five-year, non-recourse loan with Prudential. This loan involves both a fixed-rate and floating-rate component with $58.0 million fixed at an interest rate of 5.43% and the remainder having a variable interest rate of 175 basis points over 30-day LIBOR. Approximately $68 million of the proceeds were used to paydown $4.0 million of the loan for the Embassy Suites Columbus/Dublin and to retire the loans for the Cincinnati Landmark Marriott, the Embassy Suites Hotel Cleveland/Rockside (related party loan from Corporex) and the Embassy Suites Hotel Denver-International Airport. This credit facility is subject to certain financial covenants and is collateralized by the Cincinnati Landmark Marriott, the Embassy Suites Hotel Cleveland/Rockside, and the Embassy Suites Hotel Tampa-Airport/Westshore. With this facility, 54% of our outstanding mortgage debt is at fixed interest rates. This reduces our risk to interest rate fluctuations.

On February 24, 2005, we completed the acquisition of the 270-room Embassy Suites Hotel Phoenix-Scottsdale for $33.0 million in cash. In connection with this acquisition, Eagle finalized a $22.1 million three year, full recourse loan having an interest rate of 215 basis points over 30-day LIBOR that is collateralized by the that hotel. The proceeds of this loan were used to pay for this acquisition and the remainder of the purchase price was paid from existing cash. This hotel is managed by Commonwealth Hotels.

On March 31, 2005, our Board of Directors declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on April 14, 2005 to holders of record as of April 6, 2005. The total amount of the dividends and distributions paid to holders of our common stock and operating partnership units was $4.1 million.

On June 13, 2005, the Company closed an underwritten public offering of 4,000,000 shares of its 8.25% Series A Cumulative Redeemable Preferred Stock (“Preferred Shares”). The Preferred Shares have a liquidation value of $25.00 and will be redeemable at the option of the Company on or after June 14, 2010. The annual distribution for the Preferred Shares will be $2.0625 per share. Dividends on the Preferred Shares will be payable quarterly in arrears on the last calendar day of March, June, September and December.

The net proceeds of the public offering of the Preferred Shares were $96.7 million, after underwriters discounts and other offering expenses. The proceeds were used in the acquisitions of the Hilton Glendale and the Embassy Suites Hotel San Juan, as well as for other general corporate and working capital purposes.

On June 17, 2005, our Board of Directors declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on July 15, 2005 to holders of record as of June 30, 2005. The total amount of the dividends and distributions paid to holders of our common stock and operating partnership units was $4.1 million.

On June 23, 2005, we completed the acquisition of the 351-room Hilton Glendale in Glendale, California for $79.8 million. This acquisition was funded through a combination of cash and the proceeds from a $53.1 million bridge loan. The bridge loan was repaid on July 7, 2005 with the proceeds from a $53.1 million seven-year, interest only loan having a fixed interest rate of 5.21%. This hotel is managed by Hilton Hotels Corporation.

On June 27, 2005, we closed on a bridge loan secured by the Hilton Glendale. This bridge loan was repaid on July 7, 2005, with the proceeds from a $53.1 million seven-year, interest only loan having a fixed interest rate of 5.21%.

On June 28, 2005, we completed the acquisition of the 299-room Embassy Suites San Juan Hotel and Casino in Isla Verde Carolina, Puerto Rico for $60.0 million. This acquisition was funded by existing cash. This hotel is managed by Hilton Hotels Corporation.

The outlook for the remainder of 2005 is uncertain; however, management is currently optimistic that third and fourth quarters of 2005 will show increases in revenues and net income, for the following reasons:

•	Improved market conditions.

•	The Chicago Marriott Southwest at Burr Ridge which opened in August 2004 is seeing improvement in its occupancy percentage.

•	Capital expenditure projects that are expected to be completed in the third quarter at the Embassy Suites Hotel Cincinnati-RiverCenter, the Embassy Suites Hotel Tampa-Airport/Westshore and the Hilton Cincinnati Airport.

This foregoing forward-looking statement is subject to risks and uncertainties. For more information, see the introductory paragraphs of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on page 15.

CRITICAL ACCOUNTING POLICIES

There were no changes to the critical accounting policies and estimates made by management in the three months ended June 30, 2005. For a more detailed description of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our 2004 Annual Report on Form 10-K.

FINANCIAL CONDITION

June 30, 2005 Compared to December 31, 2004

Total mortgage debt increased from $130.7 million (including $23.4 million of related-party mortgage debt) to $215.7 million, or 65.0%, as a result of the $22.1 million loan that financed the acquisition of the Embassy Suites Hotel Phoenix-Scottsdale (“Embassy Suites Phoenix”), the $81.8 million Prudential Loan and the $53.1 million loan related to the acquisition of the Hilton Glendale. The proceeds of the Prudential Loan were used to pay down approximately $71 million of existing mortgage debt (including all of the related-party mortgage debt) and to provide cash towards the completion of the acquisition of the Embassy Suites Phoenix.

Total assets increased $181.0 million, largely the result of the hotel acquisitions.

The unrestricted cash balance increased $4.7 million from December 31, 2004. This increase is largely the result of the net proceeds of $96.6 million from the preferred offering, offset by the cash expended on the hotel acquisitions. Another $8.6 million in dividends and distributions paid were paid in the first six months of 2005. Additionally, $7.1 million was used toward capital improvements at our existing hotels.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

(000’s)	The Company 2005	The Predecessor 2004
Total Revenue	$28,768	$20,477
Operating Expense	23,766	16,019
Net Operating Income	5,002	4,458
Net Income(Loss) Available to Common Shareholder’s	1,768	1,609

Revenue. Total revenues increased $8.3 million, or 40.5%, from $20.5 million in the second quarter of 2004 to $28.8 million in the second quarter of 2005. $5.3 million of the increase was related to the Chicago Marriott Southwest at Burr Ridge, which opened in August 2004, and the hotels acquired in 2005. The Cincinnati Landmark Marriott and the Hyatt Regency Rochester accounted for another $1.4 million of the revenue increase. RevPAR increased by 20.8% at these two hotels from $81.57 in the second quarter of 2004 to $98.52 for the second quarter of 2005. Corporate group travel accounted for the majority of the increase at the Cincinnati Landmark Marriott while conventions were the primary driver for the increase at the Hyatt Regency Rochester.

For the eight hotels owned and operational during the second quarter of 2004, RevPAR increased from $75.05 to $86.79 for the second quarter of 2005, or 15.6%. The increased RevPAR is largely due to the increases at the Cincinnati Landmark Marriott and the Hyatt Regency Rochester mentioned above, but all of our hotels saw RevPAR increases that ranged from 5.4% to 27.6%.

Operating Expenses. Hotel operating expenses before depreciation and amortization, corporate expenses and stock based compensation expense increased by $4.9 million, from $13.8 million during the second quarter of 2004, to $18.7 million in 2005, or 35.5%. Of this increase, $3.6 million was related to the Chicago Marriott Southwest at Burr Ridge, which did not open until August 2004 and the other hotel acquisitions. The remainder of the increase was largely due to items that vary directly with revenues, such as franchise, management and credit card fees. Due to revised brand linens standards, there was an increase of approximately $0.2 million incurred in linen purchases in the second quarter of 2005, as compared to the second quarter of 2004.

Operating Income. Total operating income increased by $0.5 million to $5.0 million in the second quarter of 2005 from $4.5 million during the second quarter of 2004. The increase of 11.1% was the result of a combination of operating income generated by the new acquisitions and the Chicago Marriott Southwest at Burr Ridge in the amount of $1.0 million and large increases at many of our existing hotels due to increased RevPAR, most notably, a combined increase of $0.5 million, or 114%, at the Hyatt Regency Rochester and Embassy Suites Hotel Denver-International Airport. Somewhat offsetting these increases were $1.3 million of corporate expense in the second quarter of 2005 (the Predecessor did not have a parent-type function) and $0.7 million related to the amortization of stock-based compensation. There was also increased depreciation expense of $0.3 million at the existing hotels due to the $42.5 million minority interest partial step-up recorded upon formation of the Company on October 1, 2004, related to the acquisition of minority interest from unaffiliated parties in connection with seven of the initial properties.

Depreciation and Amortization Expense. Total depreciation and amortization expense increased by $0.9 million, or 40.9%, from $2.2 million in the second quarter of 2004 to $3.1 million during the same period in 2005. $0.6 million, or 66.7%, of the increase is related to the depreciation for the Chicago Marriott Southwest at Burr Ridge and the Embassy Suites Phoenix. Also contributing to the increase was $0.3 million on the minority interest partial step-up.

Interest Expense. Total interest expense decreased in the second quarter 2005 by approximately $0.6 million, or 20.7%, to $2.3 million from $2.9 million in 2004. During the fourth quarter of 2004, approximately $76 million of debt was retired (including $21.4 million in related-party debt), largely resulting in the decrease. To an extent this interest expense decrease was offset by the expense incurred on the loans related to the Embassy Suites Phoenix and the Hilton Glendale.

Income Tax Benefit. A net income tax expense of $5 was booked for the three month period ending June 30, 2005. This was the result of an expense of approximately $0.2 million recognized for state income taxes for the property-owning limited liability companies (“LLCs”) located in Kentucky. This expense was mostly offset by a $0.2 million income tax benefit due to the net loss during the quarter by the TRS. Due to the ownership structure in place at the time, the Predecessor recorded no income tax benefit during the period ending June 30, 2004.

As of June 30, 2005, the Company had a deferred tax asset of $1.7 million due to prior and current year losses by the TRS. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

Minority Interest. Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Income is allocated to minority interest based on the weighted average percentage ownership during the quarter. For the three month period ending June 30, 2005, the weighted average percentage of the limited partners’ ownership was 25.7%. As a result of this ownership percentage, the portion of the income earned during the quarter by the Company and allocated to the minority interest was $0.6 million. Due to the ownership structure of the Predecessor the concept of minority interest did not exist.

Distributions to Preferred Shareholders. During the three month period ended June 30, 2005, the Company made distributions in the amount of the $0.4 million related to the Series A Preferred Shares. These shares were issued as the result of a public offering that closed on June 13, 2005. There were no Preferred Shares issued by the Predecessor, therefore, there were no similar distributions in the prior year.

Net Income Available to Common Shareholders. The net income available to common shareholders of approximately $1.8 million in the second quarter of 2005 represented an increase of approximately $0.2 million, 12.5%, over the $1.6 million produced in the second quarter of 2004. The significant differentiating items between the two years were the net income produced by the acquired hotels, most notably, the Embassy Suites Phoenix, the reduced interest expense, the increased income generated by our existing hotels and offset by corporate expense, amortization of stock-based compensation, the minority interest allocation and the preferred share distribution.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

(000’s)	The Company 2005	The Predecessor 2004
Total Revenue	$50,471	$39,067
Operating Expense	44,046	31,828
Net Operating Income	6,425	7,239
Net Income(Loss) Available to Common Shareholder	2,413	1,554

Revenue. Total revenues increased $11.4 million, or 29.2%, from $39.1 million in the first six months of 2004 to $50.5 million in the first six months of 2005. $8.0 million of the increase was related to the Chicago Marriott Southwest Hotel at Burr Ridge, which opened in August 2004, and the hotels acquired in 2005. Our remaining hotels all experienced revenue improvements as compared to 2004. These improvements ranged from 4.2% to 20.0%, with the largest improvement seen at the Hilton Cincinnati Airport. The increase at this hotel is largely attributable to the airline and corporate group business.

For the eight hotels owned and operational for the six months of 2004, RevPAR increased from $71.37 to $78.65 for the six months of 2005, or 10.2%. The increased RevPAR is largely due to the increases at the two hotels mentioned above, but all of our hotels saw RevPAR increases that ranged from 6.6% to 24.2%.

Operating Expenses. Hotel operating expenses before depreciation and amortization, corporate expenses and stock based compensation expense increased by $7.4 million, from $27.4 million during the first six months of 2004, to $34.8 million in 2005, or 27.0%. Of this increase, $5.6 million was related to the Chicago Marriott Southwest at Burr Ridge, which did not open until August 2004 and the other hotel acquisitions. The remainder of the increase was largely due to items that vary directly with revenues, such as franchise, management and credit card fees. Due to revised brand linens standards, there was an increase of approximately $0.2 million incurred in linen purchases in 2005, as compared to 2004.

Operating Income. Total operating income decreased by $0.8 million to $6.4 million for the first six months of 2005 from $7.2 million during the second quarter of 2004. The decrease of 11.1% was the result of $2.4 million of corporate expense incurred in 2005 (the Predecessor did not have a parent-type function) and $1.3 million relating to the amortization of stock-based compensation. There was also increased depreciation expense of $0.6 million at the existing hotels due to the $42.5 million minority interest partial step-up recorded upon formation of the Company on October 1, 2004, related to the acquisition of minority interest from unaffiliated parties in connection with seven of the initial properties.

Somewhat offsetting these increased expenses were the operating income generated by the new acquisitions in the amount of $1.4 million and large increases at many of our existing hotels due to increased RevPAR, most notably, a combined increase of $0.8 million, or 109%, at the Hyatt Regency Rochester and Embassy Suites Hotel Denver-International Airport.

Depreciation and Amortization Expense. Total depreciation and amortization expense increased by $1.4 million, or 31.8%, from $4.4 million for the first six months of 2004 to $5.8 million during the same period in 2005. $1.0 million, or 71.4%, of the increase is related to the depreciation for the Chicago Marriott Southwest at Burr Ridge and the Embassy Suites Phoenix. Also contributing to the increase was $0.6 million on the minority interest partial step-up. Somewhat reducing this increase was a reduction of expense related to the amortization of deferred loan fees in 2005 as compared to 2004.

Interest Expense. Total interest expense decreased in the first six months of 2005 by approximately $1.3 million, or 22.4%, to $4.5 million from $5.8 million in 2004. During the fourth quarter of 2004, approximately $76 million of debt was retired (including $21.4 million in related-party debt), largely resulting in the decrease. To an extent this interest expense decrease was offset by the expense incurred on the loans related to the Embassy Suites Phoenix and the Hilton Glendale.

Income Tax Benefit. An income tax benefit of $1.5 million was booked during the six month period ending June 30, 2005. $1.3 million of this benefit was due to the net loss during the year by the TRS and $0.4 million was the result of the reversal of a deferred tax asset valuation reserve. Providing a slight offset to the tax benefit was $0.2 million of state income tax expense for certain of our LLCs. Due to the ownership structure in place at the time, the Predecessor recorded no income tax benefit during the period ending June 30, 2004.

As of June 30, 2005, the Company had a deferred tax asset of $1.7 million due to prior and current year’s losses by the TRS. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

Minority Interest. Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Income is allocated to minority interest based on the weighted average percentage ownership during the quarter. For the six month period ending June 30, 2005, the weighted average percentage of the limited partners’ ownership was 25.7%. As a result of this ownership percentage, the portion of the income earned during the quarter by the Company and allocated to the minority interest was $0.8 million. Due to the ownership structure of the Predecessor the concept of minority interest did not exist.

Distributions to Preferred Shareholders. During the first six months of 2005, the Company made distributions in the amount of the $0.4 million related to the Series A Preferred Shares. These shares were issued as the result of a public offering that closed on June 13, 2005. There were no Preferred Shares issued by the Predecessor, therefore, there were no similar distributions in the prior year.

Net Income Available to Common Shareholders. The net income available to common shareholders of approximately $2.4 million for the first six months of 2005 represented an increase of $0.8 million, or 50.0% as compared to $1.6 million generated during the same period for 2004. The increase was largely due to the net income produced by the acquired hotels, most notably, the Embassy Suites Phoenix, the reduced interest expense, the increased income generated by our existing hotels and offset by corporate expense, amortization of stock-based compensation, the minority interest allocation and the preferred share distribution.

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

The following is a reconciliation between net income and FFO for the three months and six months ended June 30, 2005 and 2004, respectively (in thousands):

NET INCOME TO FFO RECONCILIATION

	The Company Q2 2005	The Predecessor Q2 2004
Net income(loss) before minority interest	$2,793	$1,609
Preferred Dividends	$(413)	$—
Real estate related depreciation	3,027	1,885

FFO	$5,407	$3,494

FFO per share - fully diluted	$0.23

Weighted average common shares outstanding	17,361,000
Operating partnership units	5,993,837

Fully diluted weighted average shares outstanding	23,354,837

NET INCOME TO FFO RECONCILIATION

	The Company Six Months 2005	The Predecessor Six Months 2004
Net income(loss) before minority interest	$3,660	$1,554
Preferred Dividends	$(413)	$—
Real estate related depreciation	5,628	4,064

FFO	$8,875	$5,618

FFO per share - fully diluted	$0.38

Weighted average common shares outstanding	17,361,000
Operating partnership units	5,993,837

Fully diluted weighted average shares outstanding	23,354,837

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

The following is a reconciliation between net income and EBITDA for the three months and six months ended June 30, 2005 and 2004, respectively (in thousands, except per share amounts):

NET INCOME TO EBITDA RECONCILIATION

	The Company Q2 2005	The Predecessor Q2 2004
Net income available to common shareholders	$1,768	$1,609
Minority interest	612	—
Depreciation and amortization	3,110	2,205
Interest expense	2,338	2,907
Distributions to preferred shareholders	413	—
Income tax expense	5	—

EBITDA	$8,246	$6,721

NET INCOME TO EBITDA RECONCILIATION

	The Company Six Months 2005	The Predecessor Six Months 2004
Net income available to common shareholders	$2,413	$1,554
Minority interest	834	—
Depreciation and amortization	5,752	4,384
Interest expense	4,477	5,782
Distributions to preferred shareholders	413	—
Income tax benefit	(1,490)	—

EBITDA	$12,399	$11,720

Key Hotel Operating Statistics

The following table illustrates key operating statistics of our portfolio for the three months and six months ended June 30, 2005:

Three Months Ending June 30,	The Company 2005	The Predecessor 2004
9 hotels
Room revenues	$18,805	$16,250
RevPAR (1)	$85.78	$74.13
Occupancy	73.1%	67.9%
Average daily rate (2)	$117.35	$109.15
Hotel EBITDA	$9,222	$7,016

Six Months Ending June 30,	The Company 2005	The Predecessor 2004
9 hotels
Room revenues	$35,622	$32,184
RevPAR (1)	$81.67	$73.41
Occupancy	69.1%	65.6%
Average daily rate (2)	$118.27	$111.92
Hotel EBITDA	$16,122	$13,436

(1)	RevPar is defined as the product of the occupancy percentage and ADR.

(2)	Average daily rate is defined as total room revenue divided by the number of rooms sold.

(3)	EBITDA herein is defined as net income (loss) before interest expense, taxes, depreciation, amortization, and preferred dividends.

For comparative purposes this schedule includes the Embassy Suites Phoenix, which was acquired on February 24, 2005, for the entire three months and six months ending June 30, 2005 and 2004, but excludes the Chicago Marriott Southwest at Burr Ridge for all periods as this property did not open until August 2004. This schedule also excludes the Hilton Glendale and Embassy Suites San Juan, which were acquired in June 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of funds to meet our cash requirements, including distributions to stockholders, is our share of the operating partnership’s cash flow. The operating partnership’s principal source of revenue will be the cash flow provided by the hotel operations.

Below is a comparison of the cash flows for the six months ended June 30, 2005 and 2004, respectively. (000’s):

	The Company 2005	The Predecessor 2004
Net cash provided by operating activities	$11,973	$4,649
Net cash used in investing activities	(180,034)	(601)
Net cash provided by (used in) financing activities	172,738	(2,512)

Net increase in cash and cash equivalents	$4,677	$1,536

Cash flow from hotel operations is subject to all operating risks common to the hotel industry, including:

•	Competition for guests from other hotels;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	Increases in operating costs related to inflation and other factors, including wages, benefits, insurance, and energy;

•	Overbuilding in the hotel industry, especially in particular markets; and

•	Actual or threatened acts of terrorism and actions taken against terrorists, which often cause public concern about travel safety.

Recurring capital expenditures and debt service are the most significant short-term liquidity requirements. During the remainder of 2005, we expect capital expenditures will be substantially funded by our replacement reserve accounts.

We expect to set aside 4% of future hotel revenues (5% with respect to the Hyatt Regency Rochester) in our replacement reserve accounts to fund capital expenditures. We have begun capital expenditure programs at the Embassy Suites Hotel Cincinnati-RiverCenter, the Embassy Suites Hotel Tampa-Airport/Westshore, the Embassy Suites Hotel Phoenix and the Hilton Cincinnati Airport. These projects are in process and we expect them to be completed during the third quarter of 2005.

We may seek to negotiate additional credit facilities, replacement credit facilities, or we may issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Board of Directors considers prudent. However, we cannot assure you that we would be able to obtain such financings on favorable terms, if at all.

We have considered our short-term (defined as one-year or less) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We expect our principal short-term liquidity needs will be to fund normal recurring expenses, debt service requirements, and any distributions on our outstanding common shares, Series A Preferred Shares and operating partnership units. We anticipate that these needs will be met with cash flows provided by operating activities and proceeds from additional financings.

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

Capital Projects

During the three months and six months ended June 30, 2005, Eagle spent approximately $3.3 million and $7.1 million, respectively, on capital improvements. Most of these expenditures, totaling $2.4 million and $6.0 million, respectively, for the three months and six months ending June 30, 2005, were made at the Embassy Suites Hotel Cincinnati-RiverCenter, the Embassy Suites Hotel Tampa-Airport/Westshore and the Hilton Cincinnati Airport.

Throughout the remainder of 2005 we expect to make approximately $2.5 in capital expenditures at the Hyatt Regency Rochester. We anticipate that these expenditures will be funded from existing restricted cash reserves controlled by the hotel manager. Also, over the next six to nine months we will plan to make capital improvements at the acquired hotels due to change of ownership requirements of approximately $5.2 million.

Given the relative youth of our other hotels, we have no other short-term plans or requirements that require us to make material capital expenditures at our hotels.

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

Subsequent Events

On July 7, 2005, Eagle closed a $53.1 million seven-year, interest only loan with KeyBank at a fixed rate of 5.21%. This loan is secured by the 351-room Hilton Glendale in Glendale, California.

On July 25, 2005, Eagle announced that the Audit Committee of the Board of Directors has selected Ernst & Young LLP as the Company’s independent registered public accounting firm, commencing with its fiscal quarter ending June 30, 2005. The Company emphasized that the change is not the result of any disagreements or dissatisfaction with the work of its former outside audit firm, Grant Thornton LLP.

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

Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. As a result of a Hilton Glendale refinancing on July 8, 2005 and other debt refinancing and additional financing, our variable rate debt dropped to $74.5 million, or approximately 35%, of our mortgage debt as of June 30, 2005, versus approximately $100.2 million, or approximately 77%, at December 31, 2004. We feel this repositioning of our debt provides an increased level of insulation from market fluctuation.

We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. The weighted average interest rate of our variable rate debt and total debt as of July 7, 2005 was 5.87% and 5.86%, respectively.

We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest expense incurred by $0.2 million, based upon the balances and loans outstanding at July 7, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the principal executive and financial officers regarding to the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based upon the evaluation, they concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in this Quarterly Report was recorded, processed, summarized and reported on a timely basis.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our financial position, results of operations or liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2005, the Company held its Annual Meeting of Shareholders. The matters on which the shareholders voted, in person or by proxy, were:

•	for the election of members of the Board of Directors to serve until the 2006 Annual Meeting of Shareholders and until their successors are duly elected and qualified;

•	the ratification of the appointment of Grant Thornton LLP as independent auditors of the Company for the fiscal year ending December 31, 2005.

Election of Board of Directors:

Director	Votes For	Votes Against	Votes Withheld
William P. Butler	15,649,619	0	455,421
J. William Blackham	15,819,518	0	285,421
Robert J. Kohlhepp	15,816,493	0	288,547
Frank C. McDowell	15,816,493	0	288,547
Louis D. George	15,821,993	0	283,047
Thomas R. Engel	15,821,993	0	283,047
Thomas E. Costello	15,784,514	0	320,526
Thomas E. Banta	15,820,844	0	284,196
Paul S. Fisher	15,820,393	0	284,647

Ratification of Appointment of Independent Auditors:

Votes For	Votes Against	Votes Withheld
16,069,882	31,458	3,700

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

No.	Description
3	Articles of Amendment and Restatement (including all amendments or articles supplementary thereto).

10.1	Purchase Agreement dated as of May 11, 2005 between EHP Glendale, LLC and Hilton Glendale, L.P., as amended.

10.2	Agreement of Purchase and Sale dated as of April 28, 2005 between Eagle Hospitality Properties Trust, Inc. and E.S. Hotel Isla Verde, S.E., as amended.

10.3	Underwriting Agreement dated as of June 8, 2005 among A.G. Edwards & Sons, Inc., Wachovia Capital Markets, LLC, as the representatives of the several underwriters, the Company and EHP Operating Partnership, L.P., incorporated herein by reference from Exhibit 10 to the current report on Form 8-K dated June 8, 2005.

10.4	Loan Agreement dated as of July 7, 2005 between EHP Glendale, LLC and KeyBank National Association.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

By:	/s/ J. William Blackham
J. William Blackham
President and Chief Executive Officer

DATED: AUGUST 11, 2005

By:	/s/ Raymond D. Martz
Raymond D. Martz
Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)

DATED: AUGUST 11, 2005