Form 10-Q
period 2005-09-30
Eagle Hospitality Properties Trust, Inc.
filed 2005-10-31
CIK 1289169

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission file number: 001-32279

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

(Exact name of registrant specified in its charter)

Maryland	55-0862656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 E. RiverCenter Blvd., Suite 480, Covington, KY

(Address of principal executive office)

41011

(Zip Code)

(859) 581-5900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Outstanding as of November 4, 2005
Common stock, $.01 par value	17,363,605

8 1/4% Series A Cumulative Redeemable Preferred Shares, $.01 par value	4,000,000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2005

PART I

Item 1. Financial Statements.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

($000’s omitted)

	(Unaudited) September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$13,499	$15,661
Restricted cash - real estate escrows	2,922	1,536
Restricted replacement reserves	5,787	8,704
Accounts receivable, net	5,843	2,437
Inventories	644	454
Deferred income taxes	2,611	—
Deferred franchise fees and loan fees, net	2,650	505
Prepaid expenses and other assets	621	2,848
Investment in hotel properties, net	394,074	220,239

Total assets	$428,651	$252,384

LIABILITIES AND OWNERS’ EQUITY
LIABILITIES:
Mortgage notes payable	$210,895	$107,316
Other long term debt	43	58
Related party debt	—	23,391
Capital lease obligations	134	30
Accounts payable	1,986	1,564
Due to affiliates	551	1,088
Dividends and distributions payable	4,088	—
Accrued expenses	9,676	4,269
Advance deposits	1,984	476

Total liabilities	$229,357	$138,192

Minority interest	13,751	17,035

OWNERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 8.25% Series A - 4,000,000 issued and outstanding at September 30, 2005 and none at December 31, 2004	$40	$—
Common stock, $0.01 par value, 100,000,000 shares authorized, 17,361,540 and 17,358,573 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	174	174
Additional paid-in capital	196,377	100,487
Accumulated other comprehensive income	15	22
Deferred compensation	(1,650)	(3,623)
(Dividends in excess of accumulated earnings) retained earnings	(9,413)	97

Total owners’ equity	$185,543	$97,157

Total liabilities and owners’ equity	$428,651	$252,384

See notes to consolidated and combined financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(unaudited, 000’s omitted, except per share amounts)

	The Company 2005	The Predecessor 2004
Revenues:
Rooms department	$23,015	$16,554
Food and beverage department	7,529	4,646
Lease income	1,350	—
Other operating departments	1,312	806

Total revenue	33,206	22,006
Expenses:
Rooms department	5,598	4,026
Food and beverage department	5,122	3,211
Other operating departments	760	467
Selling, general and administrative expense	10,710	8,161
Depreciation and amortization	4,414	2,166
Corporate general and administrative	1,323	—
Stock-based compensation	678	—

Total operating expenses	28,605	18,031

Net Operating Income	4,601	3,975

Interest expense	(3,151)	(2,971)
Interest income	129	41
Other income (expense) - net	64	(59)

Income before minority interest and provision for income taxes	1,643	986

Income tax benefit	723	—
Minority interest expense	(77)	—

Net income	$2,289	$986
Distributions to preferred shareholders	(2,062)	—

Net income available to common shareholders	$227	$986
Unrealized gain on marketable securities	8	79
Effect of interest rate swap	—	180

COMPREHENSIVE INCOME	$235	$1,245

Basic income per share	$0.01
Diluted income per share	$0.01
Weighted average basic shares outstanding	17,170
Weighted average diluted shares outstanding	23,167

See notes to consolidated and combined financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(unaudited, 000’s omitted, except per share amounts)

	The Company 2005	The Predecessor 2004
Revenues:
Rooms department	$59,013	$44,336
Food and beverage department	20,005	14,378
Lease income	1,395	—
Other operating departments	3,264	2,359

Total revenue	83,677	61,073
Expenses:
Rooms department	14,479	10,854
Food and beverage department	12,892	9,343
Other operating departments	1,833	1,345
Selling, general and administrative expense	27,576	21,767
Depreciation and amortization	10,166	6,550
Corporate general and administrative	3,692	—
Stock-based compensation	2,013	—

Total operating expenses	72,651	49,859

Net Operating Income	11,026	11,214

Interest expense	(7,628)	(8,753)
Interest income	393	123
Other income (expense) - net	22	(44)

Income before minority interest and provision for income taxes	3,813	2,540

Income tax benefit	2,213	—
Minority interest expense	(911)

Net income	$5,115	$2,540
Distributions to preferred shareholders	(2,475)	—

Net income available to common shareholders	$2,640	$2,540
Unrealized loss on marketable securities	(7)	—
Effect of interest rate swap	—	716

COMPREHENSIVE INCOME	$2,633	$3,256

Basic income per share	$0.15
Diluted income per share	$0.15
Weighted average basic shares outstanding	17,102
Weighted average diluted shares outstanding	23,096

See notes to consolidated and combined financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited, $000’s omitted)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Gain/(Loss)	Dividends in Excess of Accumulated Earnings	Total
Balance at December 31, 2004	$—	$174	$100,487	$(3,623)	$22	$97	$97,157
Issuance of preferred shares	40	—	96,417	—	—	—	96,457
Common dividends paid, $0.525 per share	—	—	—	—	—	(9,111)	(9,111)
Common dividends declared, $0.175 per share						(3,039)	(3,039)
Preferred dividends paid, $0.619 per share						(2,475)	(2,475)
Issuance of restricted shares	—	—	40	(40)	—	—	—
Amortization of deferred compensation	—	—	—	2,013	—	—	2,013
Adjustment to opening balance sheet	—	—	(567)	—	—	—	(567)
Unrealized loss on investments	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	5,115	5,115

Balance at September 30, 2005	$40	$174	$196,377	$(1,650)	$15	$(9,413)	$185,543

See notes to consolidated and combined financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2005 and 2004 (unaudited)

($000’s omitted)

	The Company 2005	The Predecessor 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,115	$2,540
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(2,611)
Depreciation	9,790	6,550
Amortization of deferred loan fees and franchise rights	354	—
Amortization of unearned compensation	2,013	—
Minority interest	911	—
Changes in assets and liabilities:
Restricted cash	1,524	(675)
Accounts receivables	(2,557)	(1,068)
Inventory, prepaid expenses, and other assets	656	210
Due to affiliates	(537)	136
Accounts payable, accrued expenses and advance deposits	10,513	1,608

Net cash provided by operating activities	$25,171	$9,301
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of hotel properties	$(172,172)	$—
Capital expenditures	(11,427)	(4,659)
Purchase of investments	—	—

Net cash used in investing activities	$(183,599)	$(4,659)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing	$195,200	$3,522
Debt principal payments	(91,636)	(2,296)
Proceeds from preferred stock offering	100,000	—
Cost of preferred stock offering	(3,543)	—
Proceeds from affiliate financing	—	791
Payment of related party loan	(23,391)	(329)
Payment on capital lease obligations	(48)	(164)
Cash paid for financing fees	(929)	(63)
Payments of preferred stock dividends	(2,475)	—
Payments of common stock dividends and distributions	(16,345)	(2,852)
Adjustments to opening balance sheet	(567)	—

Net cash provided by (used in) financing activities	$156,266	$(1,391)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(2,162)	$3,251
CASH AND CASH EQUIVALENTS, beginning of year	15,661	1,199

CASH AND CASH EQUIVALENTS, end of period	$13,499	$4,450

See notes to consolidated and combined financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2005 (unaudited)

1. BACKGROUND

Eagle Hospitality Properties Trust, Inc., a Maryland corporation (together with its subsidiaries “Eagle”, “Company”, “We”, “Us” or “Our”), is a self-advised real estate investment trust (“REIT”) formed to pursue investment opportunities in the full-service and all-suites hotel industry. As of September 30, 2005, Eagle owned a 100% interest in eleven hotels and a 49% interest in one other hotel (Embassy Suites Hotel Cincinnati-RiverCenter).

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

On February 24, 2005, Eagle purchased the Embassy Suites Phoenix-Scottsdale, for $32.2 million in cash.

On June 23, 2005, Eagle purchased the Hilton Glendale in Glendale, CA, for $80.1 million in cash.

On June 28, 2005, Eagle purchased the Embassy Suites San Juan Hotel and Casino in Isla Verde Carolina, Puerto Rico, for $59.8 million in cash.

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

2. BUSINESS COMBINATIONS

On February 24, 2005, we completed the acquisition of the 270-room Embassy Suites Phoenix-Scottsdale for $32.2 million. This acquisition was funded through a combination of cash and the proceeds from a $22.1 million three-year, full recourse loan having an interest rate of 215 basis points over 30-day LIBOR that is collateralized by the hotel. This hotel is managed by Commonwealth Hotels. The allocation of the purchase price is preliminary as the Company is awaiting additional information to finalize the allocation. The Company believes the final allocation of the purchase price will not be materially different from the preliminary allocation.

On June 23, 2005, we completed the acquisition of the 351-room Hilton Glendale in Glendale California (“Hilton Glendale”) for $80.1 million. This acquisition was funded through a combination of cash and the proceeds from a $53.1 million bridge loan. The bridge loan was repaid on July 7, 2005 with the proceeds from a $53.1 million seven-year, interest only loan having a fixed interest rate of 5.21%. This hotel is managed by Hilton Hotels Corporation. The allocation of the purchase price is preliminary as the Company is awaiting additional information to finalize the allocation. The Company believes the final allocation of the purchase price will not be materially different from the preliminary allocation.

On June 28, 2005, we completed the acquisition of the 299-room Embassy Suites San Juan Hotel and Casino in Isla Verde Carolina, Puerto Rico for $59.8 million. This acquisition was funded with existing cash. This hotel is leased to a third party tenant who pays a monthly base rent of $450,000, plus additional rent based upon hotel revenues. This hotel is managed by Hilton Hotels Corporation. The allocation of the purchase price is preliminary as the Company is awaiting additional information to finalize the allocation. The Company believes the final allocation of the purchase price will not be materially different from the preliminary allocation.

The accompanying consolidated financial statements include the results of the acquired hotels since the dates of acquisition. The purchase prices were the result of arms’ length negotiations, and Eagle did not assign any value to goodwill or other intangible assets. However, the purchase price allocation is preliminary and subject to further internal review. Additional adjustments are unlikely to have a material impact.

The following pro forma selected financial data for Eagle and the Predecessor was derived in accordance with Statement of Financial Accounting Standards No. 141 (“FAS 141”). The selected financial data, in accordance with FAS 141, assumes that the acquisitions of the Embassy Suites Hotel Phoenix-Scottsdale, Hilton Glendale and Embassy Suites San Juan occurred on January 1, 2004, as opposed to the actual acquisition dates ($000s, except earnings per share):

Three Months Period Ending September 30	The Company 2005		The Predecessor 2004
Net Revenues	$33,206		$29,877
Net Income Available to Common Shareholders	227		632
Earnings per share – diluted	$0.01		$0.03

Nine Months Period Ending September 30	The Company 2005		The Predecessor 2004
Net Revenues	$98,977		$87,843
Net Income Available to Common Shareholders	3,861	*	3,738
Earnings per share – diluted	$0.17		$0.16

*	The actual preferred dividends paid of $2.1 million and $2.5 million, respectively, were included for the three months and nine months ending September 30, 2005. No preferred dividends were assumed for the Predecessor for 2004.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements presented herein include all of the accounts of Eagle beginning with its commencement of operations on October 1, 2004. Prior to that time, this report includes the combined financial statements of the Predecessor. Included in this consolidation are Eagle’s operating entities (“TRS”), the limited liability companies that own the hotel properties and EHP OP. In accordance with FIN 46(R), also included in the consolidation are all activities and balances relating to the Embassy Suites Hotel Cincinnati-RiverCenter in which Eagle owns a 49% interest. Under FIN 46(R), Eagle is deemed to be the primary beneficiary of this variable interest entity. Eagle is obligated to acquire the remaining 51% of this hotel property for 427,485 operating units no later than January 31, 2006. For the periods prior to Eagle’s ownership, the statements are presented on a combined basis as a result of common ownership and control. All significant intercompany accounts and transactions among the consolidated and combined entities have been eliminated in the consolidated and combined financial statements.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Eagle believes that all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. In addition, Eagle’s operations have historically been seasonal as certain properties experience higher occupancy rates during the different months of the year. This seasonality pattern can be expected to cause fluctuations in Eagle’s operating results. Consequently, operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Stock-Based Compensation — Eagle accounts for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In connection with Eagle’s formation, Eagle established the 2004 Long-Term Incentive Plan (the “LTIP”). Upon consummation of the IPO and subsequent exercise of the underwriters’ over-allotment, Eagle issued a total of 441,200 shares of unvested restricted stock to its executives, directors, and certain employees of Eagle, the Predecessor and its affiliates, which includes 208,332 shares of common stock issued to Corporex under our strategic alliance agreement. An additional 26,715 shares of restricted stock have been issued under the LTIP in 2005. 21,683 have been canceled due to employee resignations. Of the 446,232 shares issued, 208,731 vest over five years and 237,501 vest over one year. Such shares are charged to compensation expense on a straight-line basis over the vesting period based upon the market price at the time of issuance. Eagle recognized compensation expense of approximately $2.0 million related to these restricted shares during the nine month period ended September 30, 2005. Under the LTIP, Eagle may issue a variety of performance-based stock awards, including nonqualified stock options. At September 30, 2005, Eagle had approximately 550,000 remaining shares available for future issuance under the LTIP.

The LTIP was adopted by the board of directors and approved by Eagle’s stockholders prior to the initial public offering. The purpose of the incentive plan is to promote Eagle’s success and enhance the value of Eagle’s common stock by linking the personal interests of participants to those of the stockholders, and by providing such persons with an incentive to achieve outstanding performance.

The incentive plan authorizes the governance and compensation committee and Eagle’s board of directors to grant awards to employees, officers, consultants (including, but not limited to, Corporex and its employees) and directors.

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

4. PREFERRED STOCK OFFERING

On June 13, 2005, the Company closed an underwritten public offering of 4,000,000 shares of its 8.25% Series A Cumulative Redeemable Preferred Stock (“Preferred Shares”). The Preferred Shares have a liquidation value of $25.00 per share and will be redeemable at the option of the Company on or after June 14, 2010. The annual distribution for the Preferred Shares will be $2.0625 per share. Dividends on the Preferred Shares will be payable quarterly in arrears on the last calendar day of March, June, September and December.

The net proceeds of the public offering of the Preferred Shares were $96.5 million, after underwriters discounts and other offering expenses. The proceeds were used in the acquisitions of the Hilton Glendale and the Embassy Suites San Juan, as well as for other general corporate and working capital purposes.

5. EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period whereas diluted earnings per share adjusts the weighted average shares outstanding for the effect of all dilutive securities. For the three month and nine month periods ended September 30, 2005 the weighted average basic and diluted common shares outstanding were as follows (000s):

	Three months ended, September 30, 2005	Nine months ended, September 30, 2005
Basic weighted average shares outstanding	17,170	17,102
Dilutive effect of unvested restricted shares	3	—
Operating partnership units	5,994	5,994

Diluted weighted average shares outstanding	23,167	23,096

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

Upon its formation, Eagle acquired the Embassy Suites Hotel Denver International Airport pursuant to the terms and conditions of the original contribution agreement Eagle entered with the former owners of that hotel. The contribution agreement includes an earn-out provision requiring Eagle to issue an additional 250,000 operating partnership units to the former owners if EBITDA at that hotel exceeds $2,815,459 for any 12-month trailing period prior to October 2007. During the 12-month period ended September 30, 2005, the Embassy Suites Hotel Denver International Airport reached the earn-out threshold; therefore, the former owners of that hotel will be issued an additional 250,000 operating partnership units during the fourth quarter of 2005 in accordance with the original contribution agreement.

7. DEBT

Eagle’s mortgage notes payable as of September 30, 2005 are as follows:

Properties Collateralized	Amount	Interest Rate
Cincinnati Landmark Marriott, Embassy Suites Hotel Cleveland/Rockside and Embassy Suites Hotel Tampa Airport/Westshore	58,000	5.43%
Embassy Suites Hotel Cincinnati-River Center +	14,046	8.48%
Hyatt Regency Rochester	15,815	7.28%
Embassy Suites Hotel & Casino San Juan	38,200	5.13%
Hilton Glendale	53,100	5.21%

Fixed Debt	179,161	5.70%

Cincinnati Landmark Marriott, Embassy Suites Hotel Cleveland/Rockside and Embassy Suites Hotel Tampa Airport/Westshore	23,800	5.70%
Chicago Marriott Southwest at Burr Ridge +	7,934	8.20%

Variable Debt	31,734	6.32%

Total Debt and Wgt Avg Cost of Debt	210,895	5.80%

LIBOR 30-day rate at 9/30/05		3.95%

*	All variable rate debt is based upon the LIBOR 30-day rate
+	These two loans were paid off on October 3, 2005, with the proceeds of a $26.0 million 90-day bridge loan at a variable rate of the thirty day LIBOR plus 2.25%. This bridge loan is secured by Embassy Suites Hotel Phoenix-Scottsdale and the Embassy Suites Hotel Cincinnati-RiverCenter

Total debt maturities, including capital lease obligations, as of September 30, 2005 were as follows ($000s):

2005	$339
2006	23,423
2007	2,148
2008	20,879
2009	5,987
Thereafter	158,296

Total	$211,072

8. RELATED PARTY TRANSACTIONS

Hotel Management Agreements - Nine of our hotels are subject to management agreements with Commonwealth Hotels. Under these agreements, Eagle is obligated to pay monthly management fees equal to 2.50% of gross revenues in 2005, 2.75% in 2006, and 3.00% of gross revenues in 2007 and the years thereafter. Incentive fees may also be earned upon meeting certain net operating income thresholds. These management agreements have ten-year terms, with a renewal option for one additional five-year period. If Eagle terminates a management agreement on any of the properties prior to its expiration, due to sale of the property, Eagle may be required to pay a substantial termination fee. Eagle’s Chairman is the majority shareholder in Commonwealth Hotels. Management fees earned by Commonwealth Hotels for the three months and nine months, respectively, ending September 30, 2005 were $1.0 million and $2.3 million. The management fees expensed by the Predecessor for the three months and nine months, respectively, ending September 30, 2004 were $0.7 million and $1.8 million. At September 30, 2005 and December 31, 2004, Eagle owed Commonwealth Hotels $0.2 and $0.3 million in management fees payable, respectively.

Purchase Price Adjustment – As of September 30, 2005, Eagle has a payable of $0.4 million to the former owners of the original eight hotels and the 49% interest in the Embassy Suites Hotel Cincinnati-RiverCenter acquired from Corporex, effective October 1, 2004. This payable relates to a contractually required “true-up” for real estate taxes for the acquired hotels. Our Chairman of the Board, William P. Butler, and two members of our Board of Directors, Thomas E. Banta and Thomas E. Costello, will receive their proportionate share of these payments relative to their interest in the selling entities.

Strategic Alliance Agreement – Eagle has entered into a Strategic Alliance Agreement (“SAA”) with Corporex and affiliated parties. The SAA provides Eagle with the right of first refusal for development opportunities with Corporex and affiliates, as well as a non-compete clause for markets in which we own or have an investment. The agreement expires October 1, 2014. Corporex received 208,332 shares of common stock in conjunction with the SAA. The shares vest October 1, 2005. In the period ending September 30, 2005, Eagle incurred approximately $1.5 million in expense as a result of the amortization of these shares.

Related Party Debt – As of December 31, 2004, Eagle had a loan from Corporex, secured by the Embassy Suites Hotel Cleveland/Rockside, with a balance of $23.4 million (the “Corporex Loan”). On February 18, 2005, Eagle obtained an $81.8 million secured loan from the Prudential Insurance Company of America (the “Prudential Loan”). Eagle used part of the proceeds from the Prudential Loan to retire the $23.4 million Corporex Loan. In connection with the Corporex Loan, Eagle incurred interest expense for the related party debt of $0.2 million for the nine month period ending September 30, 2005. The Predecessor incurred interest expense for related party debt of $0.3 million and $0.7 million for the three months and nine months, respectively, ending September 30, 2004.

Transition Services – From October 1, 2004 through December 31, 2005, Eagle has agreed to make its Chief Executive Officer, Mr. Blackham, available to provide certain consulting and advisory transition services to Corporex in areas unrelated to our core business. Eagle is compensated $10,000 per month for providing these services. In the three month and nine month periods ending September 30, 2005, Eagle earned $30,000 and $90,000, respectively, related to this agreement.

Leased Office Space - Eagle’s headquarters are located in an office building that is owned by a limited partnership in which Eagle’s Chairman and Chief Executive Officer are limited partners. We entered into a lease for this office space subsequent to our IPO at terms approximating the fair market value. We are obligated to pay $0.6 million in rent over a ten-year period, or on average, approximately $5,000 per month. The expense of this lease is being recognized on a straight-line basis. In addition to the rent payments, we will also be subject to a common area maintenance fee allocation related to this office space. Eagle believes the lease payments do not exceed market value.

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

On February 18, 2005, we finalized an $81.8 million five-year, non-recourse loan with Prudential. This loan involves both a fixed-rate and floating-rate component with $58.0 million fixed at an interest rate of 5.43% and the remainder having a variable interest rate of 175 basis points over 30-day LIBOR. Approximately $68 million of the proceeds were used to paydown $4.0 million of the loan for the Embassy Suites Columbus/Dublin and to retire the loans for the Cincinnati Landmark Marriott, the Embassy Suites Hotel Cleveland/Rockside (related party loan from Corporex) and the Embassy Suites Hotel Denver-International Airport. This loan is subject to certain financial covenants and is collateralized by the Cincinnati Landmark Marriott, the Embassy Suites Hotel Cleveland/Rockside, and the Embassy Suites Hotel Tampa-Airport/Westshore.

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

On September 7, 2005, Eagle closed a $38.2 million seven-year loan with Wachovia Bank. This loan has a fixed rate of 5.14% and is interest-only for the first thirty months. This loan is secured by the 299-room Embassy Suites Hotel & Casino San Juan in San Juan, Puerto Rico. The proceeds from this loan were used to repay the loans collateralized by the Embassy Suites Hotel Columbus/Dublin and the Embassy Suites Hotel Phoenix-Scottsdale.

On September 9, 2005, Eagle declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on October 17, 2005, to holders of record as of September 30, 2005. The total amount of the dividends paid to holders of our common stock was $3.0 million and $1.1 million was paid to holders of operating partnership units. This dividend is shown as “Dividends and distributions payable” on the September 30, 2005 Balance Sheet. During the nine month period ended September 30, 2004, the Predecessor paid $1.0 million in partner distributions.

On September 9, 2005, Eagle declared a quarterly dividend of $0.515625 per 8.25% Series A Cumulative Redeemable Preferred Share for the period ended September 30, 2005 to holders of record as of September 20, 2005. The total amount of dividends paid to holders of the preferred shares was $2.1 million and was paid on September 30, 2005.

On October 3, 2005, Eagle closed on a $26.0 million ninety-day, bridge facility with US Bank at a variable rate of 30-day LIBOR plus 2.25%. This loan is secured by the Embassy Suites Hotel Phoenix-Scottsdale and the Embassy Suites Hotel Cincinnati-RiverCenter. $21.8 million of this bridge facility was used to pay off the loans on the Embassy Suites Hotel Cincinnati-RiverCenter and the Chicago Marriott Southwest at Burr Ridge. As of the date of this filing, we have approximately $4.2 million of remaining availability under this facility. It is the intent of the Company to secure permanent financing to replace this bridge loan; however, we cannot assure you that we will be able to obtain such financing on favorable terms, if at all.

Interest paid by Eagle during the three months and nine months, respectively, ended September 30, 2005 was $2.8 million and $7.1 million. Interest paid by the Predecessor during the three months and nine months, respectively, ended September 30, 2004 was $3.0 million and $8.8 million.

During the nine months ended September 30, 2005, Eagle granted approximately 27,000 shares of restricted stock, valued at approximately $0.3 million, under its LTIP and cancelled approximately 22,000 shares of restricted stock due to the employee resignations, valued at $0.2 million.

10. INCOME TAXES

The Company had an income tax benefit of $0.7 million for nine months ending September 30, 2005 and income tax benefit of $2.2 million for the nine months ending September 30, 2005.

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code. As long as we maintain our status as a REIT, we generally will not be subject to federal or state income taxes on our net income to the extent we distribute our net income to our stockholders. However, we will be subject to tax at normal corporate rates on net income or capital gains not distributed to stockholders, and we may be subject to state income and franchise taxes. However, our TRS is subject to federal and state income and franchise taxation on its taxable income.

The components of the corresponding income tax expense and benefit were as follows ($000s):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Federal:
Current	$—	$—
Deferred Benefit	904	2,611

State and local:
Current Expense	$177	$394
Deferred	—	—

At December 31, 2004, the Company fully reserved the net deferred tax asset of approximately $0.4 million due to the limited operational history of the Company. However, with the acquisitions and updated tax planning forecast, the Company now believes this valuation unnecessary with the expectation that this asset will be realizable within the next few years. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

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

Contingent Consideration — At the time we acquired our initial hotels, we agreed to make earn-out payments totaling in the aggregate up to 833,333 additional operating partnership units, which may be payable to the original contributors of the Embassy Suites Hotel Columbus/Dublin, the Embassy Suites Hotel Cleveland/Rockside and the Embassy Suites Hotel Denver-International Airport only if certain operating measurements are achieved on any trailing 12-month basis within three years from the contribution. For the 12-month period ended September 30, 2005, the Embassy Suites Hotel Denver-International Airport exceeded the operating measurements required to receive the additional 250,000 operating partnership units pursuant to the earn-out provisions of the original contribution agreement. These operating partnership units will be issued to the former owners of that hotel during the fourth quarter of 2005.

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

13. COMPREHENSIVE INCOME

For the three months and nine months, respectively, ended September 30, 2005, comprehensive income was $0.2 million and $2.6 million. As of September 30, 2005 and December 31, 2004, Eagle’s accumulated other comprehensive income was $15,000 and $22,000, respectively. The change in accumulated other comprehensive income was entirely due to Eagle’s unrealized gains on its marketable securities.

14. SUBSEQUENT EVENTS

On October 3, 2005, Eagle closed on a $26.0 million ninety-day, bridge facility with US Bank at a variable rate of 30-day LIBOR plus 2.25%. This loan is secured by the Embassy Suites Hotel Phoenix-Scottsdale and the Embassy Suites Hotel Cincinnati-RiverCenter. $21.8 million of this bridge facility was drawn used to pay off the loans on the Embassy Suites Hotel Cincinnati-RiverCenter and the Chicago Marriott Southwest at Burr Ridge. As

of the date of this filing, we have approximately $4.2 million of remaining availability under this facility. It is the intent of the Company to secure permanent financing to replace this bridge facility; however, we cannot assure you that we will be able to obtain such financing on favorable terms, if at all.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We make forward-looking statements throughout this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, and objectives. Statements regarding the following subjects are forward-looking by their nature:

•	Our business and investment strategy;

•	Our projected operating results;

•	Our ability to obtain future financing arrangements;

•	Our understanding of our competition;

•	Market trends;

•	Projected capital expenditures; and

•	The impact of technology on our operations and business.

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

RESULTS OF OPERATIONS

OVERVIEW

Eagle Hospitality Properties Trust, Inc., a Maryland corporation (together with its subsidiaries “Eagle” or “Company”), is a self-advised real estate investment trust (“REIT”) formed to pursue investment opportunities in the full-service and all-suites hotel industry. As of September 30, 2005, Eagle owned a 100% interest in 11 hotels and a 49% interest in one other hotel (Embassy Suites Hotel Cincinnati-RiverCenter).

THIRD QUARTER AND YEAR TO DATE HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2005

Refer to the “Results of Operations” section below for discussion of our three months and nine months ended September 30, 2005 results compared to the results for the same periods of 2004.

In the hotel industry most categories of operating costs do not vary directly with the volume of sales, the exceptions being franchise, management, credit card fees and the costs of the food and beverages served. Because of this operating leverage, changes in sales volume disproportionately impact operating results. Room revenue is the most important category of revenue and drives other revenue categories such as food and beverage and telephone. There are three key performance indicators used in the hotel industry to measure room sales:

•	Occupancy, or the number of rooms sold, usually expressed as a percentage of total rooms available;

•	Average Daily Rate (“ADR”), which is total room revenue divided by the number of rooms sold; and

•	RevPAR (room revenue per available room), which is the product of the occupancy percentage and ADR.

During the quarter, due to a strengthening economy and the maturation of certain of our hotels, our portfolio saw RevPAR increase by 6.1%, from $80.29 for the third quarter of 2004 to $85.16 for the third quarter of 2005 for the nine hotels that were owned by Eagle during the third quarter of 2004. For the nine month period ending September 30, 2005, our portfolio saw RevPAR increase by 7.1%, to $79.77 from $74.46 for the same period in 2004 for those nine hotels. This increase was the result of increases in both the occupancy percentage and room rates.

On January 10, 2005, our Board of Directors declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on February 1, 2005 to holders of record as of January 18, 2005. The total amount of the dividends and distributions paid to holders of our common stock and operating partnership units was $4.1 million.

On February 18, 2005, we finalized an $81.8 million five-year, non-recourse loan with Prudential. This loan involves both a fixed-rate and floating-rate component with $58.0 million fixed at an interest rate of 5.43% and the remainder having a variable interest rate of 175 basis points over 30-day LIBOR. Approximately $68 million of the proceeds were used to paydown $4.0 million of the loan for the Embassy Suites Columbus/Dublin and to retire the loans for the Cincinnati Landmark Marriott, the Embassy Suites Hotel Cleveland/Rockside (related party loan from Corporex) and the Embassy Suites Hotel Denver-International Airport. This loan is subject to certain financial covenants and is collateralized by the Cincinnati Landmark Marriott, the Embassy Suites Hotel Cleveland/Rockside, and the Embassy Suites Hotel Tampa-Airport/Westshore.

On February 24, 2005, we completed the acquisition of the 270-room Embassy Suites Hotel Phoenix-Scottsdale for $32.2 million in cash. In connection with this acquisition, Eagle finalized a $22.1 million three year, full recourse loan having an interest rate of 215 basis points over 30-day LIBOR that is collateralized by the hotel. The proceeds of this loan were used to pay for this acquisition and the remainder of the purchase price was paid from existing cash. This hotel is managed by Commonwealth Hotels. The allocation of the purchase price is preliminary as the Company is awaiting additional information to finalize the allocation. The Company believes the final allocation of the purchase price will not be materially different from the preliminary allocation.

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

The net proceeds of the public offering of the Preferred Shares were $96.5 million, after underwriters discounts and other offering expenses. The proceeds were used in the acquisitions of the Hilton Glendale and the Embassy Suites Hotel San Juan, as well as for other general corporate and working capital purposes.

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

On June 23, 2005, we completed the acquisition of the 351-room Hilton Glendale in Glendale, California for $80.1 million. This acquisition was funded through a combination of cash and the proceeds from a $53.1 million bridge loan. The bridge loan was repaid on July 8, 2005 with the proceeds from a $53.1 million seven-year, interest only loan having a fixed interest rate of 5.21%. This hotel is managed by Hilton Hotels Corporation. The allocation of the purchase price is preliminary as the Company is awaiting additional information to finalize the allocation. The Company believes the final allocation of the purchase price will not be materially different from the preliminary allocation.

On June 27, 2005, we closed on a bridge loan secured by the Hilton Glendale. This bridge loan was repaid on July 7, 2005, with the proceeds from a $53.1 million seven-year, interest only loan having a fixed interest rate of 5.21%.

On June 28, 2005, we completed the acquisition of the 299-room Embassy Suites San Juan Hotel and Casino in Isla Verde Carolina, Puerto Rico for $59.8 million. This acquisition was funded with existing cash. This hotel is leased to a third party tenant who pays a monthly base rent of $450,000, plus additional rent based upon hotel revenues. This hotel is managed by Hilton Hotels Corporation. The allocation of the purchase price is preliminary as the Company is awaiting additional information to finalize the allocation. The Company believes the final allocation of the purchase price will not be materially different from the preliminary allocation.

On July 8, 2005, Eagle closed a $53.1 million seven-year, interest only loan with KeyBank at a fixed rate of 5.21%. This loan is secured by the 351-room Hilton Glendale in Glendale, California. The proceeds from this loan were used to repay the $53.1 million bridge loan.

On July 25, 2005, Eagle announced that the Audit Committee of the Board of Directors had selected Ernst & Young LLP as the Company’s independent registered public accounting firm, commencing with its fiscal quarter ending June 30, 2005. The Company emphasized that the change was not the result of any disagreements or dissatisfaction with the work of its former outside audit firm, Grant Thornton LLP.

On September 7, 2005, Eagle closed a $38.2 million seven-year loan with Wachovia Bank. This loan has a fixed rate of 5.14% and is interest-only for the first thirty months. This loan is secured by the 299-room Embassy Suites Hotel & Casino San Juan in San Juan, Puerto Rico. The proceeds from this loan were used to repay the loans collateralized by the Embassy Suites Hotel Columbus/Dublin and the Embassy Suites Hotel Phoenix-Scottsdale.

On September 9, 2005, Eagle declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on October 17, 2005, to holders of record as of September 30, 2005. The total amount of the dividends paid to holders of our common stock was $3.0 million and $1.1 million was paid to holders of operating partnership units.

On September 9, 2005, Eagle declared a quarterly dividend of $0.515625 per 8.25% Series A Cumulative Redeemable Preferred Share for the period ended September 30, 2005 to holders of record as of September 20, 2005. The total amount of dividends paid to holders of the preferred shares was $2.1 million and was paid on September 30, 2005.

On October 3, 2005, Eagle closed on a $26.0 million ninety-day, bridge facility with US Bank at a variable rate of 30-day LIBOR plus 2.25%. This loan is secured by the Embassy Suites Hotel Phoenix-Scottsdale and the Embassy Suites Hotel Cincinnati-RiverCenter. $21.8 million of this bridge facility was used to pay off the loans on the Embassy Suites Hotel Cincinnati-RiverCenter and the Chicago Marriott Southwest at Burr Ridge. As of the date of this filing, we have approximately $4.2 million of remaining availability under this facility. It is the intent of the Company to secure permanent financing to replace this bridge loan; however, we cannot assure you that we will be able to obtain such financing on favorable terms, if at all.

The outlook for the remainder of 2005 is uncertain; however, management is currently optimistic the fourth quarter of 2005 will show increases in revenues and net income, for the following reasons:

•	Improved market conditions.

•	The operating revenues of the hotels acquired in 2005.

•	The Chicago Marriott Southwest at Burr Ridge which opened in August 2004 is seeing improvement in its occupancy percentage.

This foregoing forward-looking statement is subject to risks and uncertainties. For more information, see the introductory paragraphs of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on page 15.

CRITICAL ACCOUNTING POLICIES

There were no changes to the critical accounting policies and estimates made by management in the three months ended September 30, 2005. For a more detailed description of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our 2004 Annual Report on Form 10-K.

FINANCIAL CONDITION

September 30, 2005 Compared to December 31, 2004

Total mortgage debt increased $80.2 million from $130.7 million (including $23.4 million of related-party mortgage debt) to $210.9 million, or 61.4%, as a result of the $38.2 million loan for the Embassy Suites Hotel & Casino San Juan (“Embassy Suites San Juan”), the $81.8 million Prudential Loan and the $53.1 million loan related to the acquisition of the Hilton Glendale. The proceeds of the Embassy Suites San Juan loan were used to payoff the mortgage debt related to the Embassy Suites Hotel Phoenix/Scottsdale and the Embassy Suites Hotel Columbus/Dublin. The proceeds of the Prudential Loan were used to pay down approximately $71 million of existing mortgage debt (including all of the related-party mortgage debt) and to provide cash towards the completion of the acquisition of the Embassy Suites Hotel Phoenix/Scottsdale.

Total assets increased $176.3 million, largely the result of the hotel acquisitions.

The unrestricted cash balance decreased $2.2 million from December 31, 2004. This decrease is the result of dividends and distributions paid to the preferred and common shareholders, hotel capital expenditures, debt payoffs and hotel acquisitions offset by net proceeds of $96.5 million from the preferred offering, proceeds from the new mortgages and cash generated from hotel operations. In total, $14.8 million in dividends and distributions paid were paid in the first nine months of 2005. Also, $11.4 million was used to fund capital improvements at our hotels.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

(000’s)	The Company 2005	The Predecessor 2004
Total Revenue	$33,206	$22,006
Operating Expense	28,605	18,031
Net Operating Income	4,601	3,975
Net Income Available to Common Shareholders	227	986

Revenue. Total revenues increased $11.2 million, or 50.9%, from $22.0 million in the third quarter of 2004 to $33.2 million in the third quarter of 2005. $10.1 million of the increase was related to the Chicago Marriott Southwest at Burr Ridge, which opened in August 2004, and the hotels acquired in 2005. In addition, the Hilton Cincinnati Airport showed a revenue increase of $0.5 million in the third quarter of 2005 over the comparable period in 2004. The increase at this hotel is largely attributable to the airline and corporate group business. While there has been significant improvement in rate, the main driver for the increase at this property has been occupancy.

For the nine hotels owned during the third quarter of 2004, RevPAR increased from $80.29 to $85.16 for the third quarter of 2005, or 6.1%. Aside from the Chicago Marriott Southwest at Burr Ridge, which opened in August 2004, the largest RevPAR increases occurred at the Hilton Cincinnati Airport (29.6%), the Embassy Suites Hotel Denver International Airport (9.4%) and the Hyatt Regency Rochester (8.1%).

Operating Expenses. Total operating expenses increased by $10.6 million, from $18.0 million during the third quarter of 2004, to $28.6 million in the third quarter of 2005, or 58.9%. Of this increase, $7.6 million was related to the Chicago Marriott Southwest at Burr Ridge, which did not open until August 2004, and the other hotels acquired in 2005. $1.3 million was related to corporate expense in the third quarter of 2005 (the Predecessor did not have a parent-type function) and $0.7 million related to the amortization of stock-based compensation. There was $0.2 million in bad debt expense incurred during the period relating to the Chapter 11 filings of Delta Airlines and Northwest Airlines. The remainder of the increase was largely due to items that vary directly with an increase in revenues, such as franchise, management and credit card fees.

Operating Income. Net operating income increased by $0.6 million to $4.6 million in third quarter of 2005 from $4.0 million during the third quarter of 2004. The increase of 15.0% was the result of $2.5 million of net operating income generated by the 2005 acquisitions and the Chicago Marriott Southwest at Burr Ridge. Somewhat offsetting these increases were $1.3 million of corporate expense in the third quarter of 2005 (the Predecessor did not have a parent-type function) and $0.7 million related to the amortization of stock-based compensation.

Depreciation and Amortization Expense. Total depreciation and amortization expense increased by $2.2 million, or 100.0%, from $2.2 million in the third quarter of 2004 to $4.4 million during the same period in 2005. Virtually all of this increase is related to the depreciation for the Chicago Marriott Southwest at Burr Ridge and the other hotels acquired in 2005. The Company incurred $0.1 million in the accelerated amortization of deferred financing costs relating to the payoff of the mortgage loan for the Embassy Suites Hotel Phoenix/Scottsdale. Also contributing to the increase was $0.3 million on the minority interest partial step-up.

Interest Expense. Total interest expense increased in the third quarter 2005 by approximately $0.2 million, or 6.7%, to $3.2 million from $3.0 million in 2004. The increase is the result of the debt incurred related to the acquisitions of the Embassy Suites Hotel Phoenix/Scottsdale, Hilton Glendale and the Embassy Suites Hotel & Casino San Juan and the $0.1 million of deferred loan fees that were written off as the result of debt refinancing, largely offset by the approximately $76 million of debt that was retired during the fourth quarter of 2004 (including $21.4 million in related-party debt).

Income Tax Benefit. A net income tax benefit of $0.7 million was booked for the three month period ending September 30, 2005. This was the result of an income tax benefit of approximately $0.9 million recognized due to the net loss during the quarter by the TRS. Somewhat offsetting this benefit was an income tax expense of $0.2 million for various state and local income taxes. Due to the ownership structure in place at the time, the Predecessor recorded no income tax benefit during the period ending September 30, 2004.

As of September 30, 2005, the Company had a deferred tax asset of $2.6 million due to prior and current year losses by the TRS. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

Minority Interest. Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Income is allocated to minority interest based on the weighted average percentage ownership during the quarter. For the three month period ending September 30, 2005, the weighted average percentage of the limited partners’ ownership was 25.7%. As a result of this ownership percentage, the portion of the income earned during the quarter by the Company and allocated to the minority interest was $0.1 million. Due to the ownership structure of the Predecessor, the concept of minority interest did not exist.

Distributions to Preferred Shareholders. During the three month period ended September 30, 2005, the Company made distributions in the amount of the $2.1 million related to the Series A Preferred Shares. These shares were issued as the result of a public offering that closed on June 13, 2005. There were no Preferred Shares issued by the Predecessor, therefore, there were no similar distributions in the prior year.

Net Income Available to Common Shareholders. The net income available to common shareholders of approximately $0.2 million in the third quarter of 2005 represented a decrease of approximately $1.0 million, from the $1.2 million produced in the third quarter of 2004. The decrease was due to the corporate expense, amortization of stock-based compensation, the minority interest allocation, the bad debt expense related to the Chapter 11 filings of Delta Airlines and Northwest Airlines and the preferred share distribution. These decreases were somewhat offset by the net income produced by the acquired hotels, the reduced interest expense, the increased income generated by our existing hotels and the income tax benefit.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

(000’s)	The Company 2005	The Predecessor 2004
Total Revenue	$83,677	$61,073
Operating Expense	72,651	49,859
Net Operating Income	11,026	11,214
Net Income Available to Common Shareholder	2,640	2,540

Revenue. Total revenues increased $22.6 million, or 37.0%, from $61.1 million in the first nine months of 2004 to $83.7 million in the first nine months of 2005. $18.1 million of the increase was related to the Chicago Marriott Southwest Hotel at Burr Ridge, which opened in August 2004, and the hotels acquired in 2005. Our remaining hotels all experienced revenue improvements as compared to 2004. These improvements ranged from 2.7% to 22.9%, with the largest improvement seen at the Hilton Cincinnati Airport. The increase at this hotel is largely attributable to the airline and corporate group business. While there has been significant improvement in rate, the main driver for the increase at this property has been occupancy.

For the nine hotels owned in 2004, RevPAR increased from $74.46 to $79.77 for the nine months of 2005, or 7.1%. Aside from the Chicago Marriott Southwest Hotel at Burr Ridge, which opened in August 2004, the largest RevPAR increases occurred at the Hilton Cincinnati Airport (26.7%), the Embassy Suites Hotel Cleveland/Independence (9.8%) and the Hyatt Regency Rochester (9.5%). These RevPAR increases were driven by increases in both occupancy and rate.

Operating Expenses. Total operating expenses increased by $22.8 million, from $49.9 million during the first nine months of 2004, to $72.7 million in the first nine months of 2005, or 45.7%. Of this increase, $14.3 million was related to the Chicago Marriott Southwest at Burr Ridge, which did not open until August 2004, and the hotels acquired in 2005. Also contributing to the increase was $3.6 million and $2.0 million, respectively, for corporate expense (the Predecessor did not have a parent-type function) and amortization of stock-based compensation. Due to revised brand linens standards, there was an increase of approximately $0.2 million incurred in linen purchases in 2005, as compared to 2004. There was $0.2 million in bad debt expense incurred during the period relating to the Chapter 11 filings of Delta Airlines and Northwest Airlines. The remainder of the increase was largely due to items that vary directly with an increase in revenues, such as franchise, management and credit card fees.

Operating Income. Net operating income decreased by $0.2 million to $11.0 million for the first nine months of 2005 from $11.2 million during the third quarter of 2004. The decrease of 1.8% was the result of $3.6 million of corporate expense incurred in 2005 (the Predecessor did not have a parent-type function) and $2.0 million relating to the amortization of stock-based compensation. There was also increased depreciation expense of $0.9 million at the existing hotels due to the $42.5 million minority interest partial step-up recorded upon formation of the Company on October 1, 2004, related to the acquisition of minority interest from unaffiliated parties in connection with seven of the initial properties. Mostly offsetting these increased expenses was $6.6 million of operating income provided by the Chicago Marriott Southwest at Burr Ridge, which did not open until August 2004, and the hotels acquired in 2005.

Depreciation and Amortization Expense. Total depreciation and amortization expense increased by $3.6 million, or 55%, from $6.6 million for the first nine months of 2004 to $10.2 million during the same period in 2005. $3.2 million, or 91.4%, of the increase is related to the depreciation for the Chicago Marriott Southwest at Burr Ridge and the hotels acquired in 2005. The Company incurred $0.1 million in the accelerated amortization of deferred financing costs relating to the payoff of the mortgage loan for the Embassy Suites Hotel Phoenix/Scottsdale. Also contributing to the increase was $0.9 million on the minority interest partial step-up.

Interest Expense. Total interest expense decreased in the first nine months of 2005 by approximately $1.2 million, or 13.6%, to $7.6 million from $8.8 million in 2004. During the fourth quarter of 2004, approximately $76 million of debt was retired (including $21.4 million in related-party debt), largely resulting in the decrease. To an extent this interest expense decrease was offset by the expense incurred on the loans related to the Embassy Suites Phoenix, Hilton Glendale and the Embassy Suites Hotel & Casino San Juan and the $0.1 million of deferred loan fees that were written off as the result of debt refinancing.

Income Tax Benefit. An income tax benefit of $2.2 million was booked during the nine month period ending September 30, 2005. $2.2 million of this benefit was due to the net loss during the year by the TRS and $0.4 million was the result of the reversal of a prior year deferred tax asset valuation reserve. Providing a slight offset to the tax benefit was $0.4 million of state income tax expense. Due to the ownership structure in place at the time, the Predecessor recorded no income tax benefit during the period ending September 30, 2004.

As of September 30, 2005, the Company had a deferred tax asset of $2.6 million due to prior and current year’s losses by the TRS. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

Minority Interest. Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Income is allocated to minority interest based on the weighted average percentage ownership during the quarter. For the nine month period ending September 30, 2005, the weighted average percentage of the limited partners’ ownership was 25.7%. As a result of this ownership percentage, the portion of the income earned during the quarter by the Company and allocated to the minority interest was $0.9 million. Due to the ownership structure of the Predecessor, the concept of minority interest did not exist.

Distributions to Preferred Shareholders. During the first nine months of 2005, the Company made distributions in the amount of the $2.5 million related to the Series A Preferred Shares. These shares were issued as the result of a public offering that closed on June 13, 2005. There were no Preferred Shares issued by the Predecessor, therefore, there were no similar distributions in the prior year.

Net Income Available to Common Shareholders. The net income available to common shareholders of approximately $2.6 million for the first nine months of 2005 represented an increase of $0.1 million, or 4.0% as compared to $2.5 million generated during the same period for 2004. The increase was due to the net income produced by the acquired hotels, the reduced interest expense, the increased income generated by our existing hotels and the income tax benefit, substantially offset by the corporate expense, amortization of stock-based compensation, the bad debt expense related to the Chapter 11 filings of Delta Airlines and Northwest Airlines, the minority interest allocation and the preferred share distribution.

NON-GAAP FINANCIAL MEASURES

FUNDS FROM OPERATIONS

The White Paper on Funds From Operations (“FFO”) approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of previously depreciated operating real estate assets and extraordinary items as defined by GAAP, plus certain items such as real estate related depreciation and amortization, and after adjustment for any minority interest deriving from unconsolidated entities and joint ventures. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has improved the understanding of operating results of REITs among the investing public and made comparisons of REIT operating results more meaningful. Management considers FFO to be a useful measure of adjusted earnings for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income (loss), which remains the primary measure of performance) because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies.

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

The following is a reconciliation between net income and FFO for the three months and nine months ended September 30, 2005 and 2004, respectively (in thousands, except share amounts):

NET INCOME TO FFO RECONCILIATION

	The Company Q3 2005	The Predecessor Q3 2004
Net income before minority interest	$2,366	$986
Preferred Dividends	(2,062)	$—
Real estate related depreciation	4,143	1,999

FFO	$4,447	$2,985

FFO per share - diluted	$0.19

Weighted average common shares outstanding	17,173,201
Operating partnership units	5,993,837

Diluted weighted average shares outstanding	23,167,038

NET INCOME TO FFO RECONCILIATION

	The Company Nine Months 2005	The Predecessor Nine Months 2004
Net income before minority interest	$6,026	$2,540
Preferred Dividends	$(2,475)	$—
Real estate related depreciation	9,771	6,063

FFO	$13,322	$8,603

FFO per share - diluted	$0.57

Weighted average common shares outstanding	17,102,359
Operating partnership units	5,993,837

Diluted weighted average shares outstanding	23,096,196

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

The following is a reconciliation between net income and EBITDA for the three months and nine months ended September 30, 2005 and 2004, respectively (in thousands):

NET INCOME TO EBITDA RECONCILIATION

	The Company Q3 2005	The Predecessor Q3 2004
Net income available to common shareholders	$227	$986
Minority interest	77	—
Depreciation and amortization	4,414	2,166
Interest expense	3,151	2,959
Distributions to preferred shareholders	2,062	—
Income tax benefit	(723)	—

EBITDA	$9,208	$6,111

NET INCOME TO EBITDA RECONCILIATION
	The Company Nine Months 2005	The Predecessor Nine Months 2004
Net income available to common shareholders	$2,640	$2,540
Minority interest	911	—
Depreciation and amortization	10,166	6,550
Interest expense	7,628	8,753
Distributions to preferred shareholders	2,475	—
Income tax benefit	(2,213)	—

EBITDA	$21,607	$17,843

Key Hotel Operating Statistics

The following table illustrates key operating statistics of our portfolio for the three months and nine months ended September 30, 2005:

Three Months Ending September 30,	The Company 2005	The Predecessor 2004
11 hotels
Room revenues	$25,140	$23,895
RevPAR (1)	$89.33	$84.91
Occupancy	73.7%	73.1%
Average daily rate (2)	$121.19	$116.10
Hotel EBITDA	$10,375	$9,620

Nine Months Ending September 30,	The Company 2005	The Predecessor 2004
11 hotels
Room revenues	$76,027	$70,875
RevPAR (1)	$91.04	$84.56
Occupancy	72.4%	70.9%
Average daily rate (2)	$125.79	$119.29
Hotel EBITDA	$33,289	$28,940

(1)	RevPar is defined as the product of the occupancy percentage and ADR.
(2)	Average daily rate is defined as total room revenue divided by the number of rooms sold.
(3)	EBITDA herein is defined as net income (loss) before interest expense, taxes, depreciation, amortization, and preferred dividends.

For comparative purposes this schedule includes the Embassy Suites Hotel Phoenix, which was acquired on February 24, 2005, the Hilton Glendale, which was acquired on June 23, 2005 and the Embassy Suites Hotel & Casino San Juan, which was acquired on June 28, 2005, for the entire three months and nine months ending September 30, 2005 and 2004, but excludes the Chicago Marriott Southwest at Burr Ridge for all periods as this property did not open until August 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of funds to meet our cash requirements, including distributions to stockholders, is our share of the operating partnership’s cash flow. The operating partnership’s principal source of revenue will be the cash flow provided by the hotel operations.

Below is a comparison of the cash flows for the nine months ended September 30, 2005 and 2004, respectively. (000’s):

	The Company 2005	The Predecessor 2004
Net cash provided by operating activities	$25,171	$9,301
Net cash used in investing activities	(183,599)	(4,659)
Net cash provided by (used in) financing activities	156,266	(1,391)

Net (decrease) increase in cash and cash equivalents	$(2,162)	$3,251

Cash flow from hotel operations is subject to all operating risks common to the hotel industry, including:

•	Competition for guests from other hotels;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	Increases in operating costs related to inflation and other factors, including wages, benefits, insurance, and energy;

•	Overbuilding in the hotel industry, especially in particular markets; and

•	Actual or threatened acts of terrorism and actions taken against terrorists, which often cause public concern about travel safety.

Recurring capital expenditures and debt service are the most significant short-term liquidity requirements. During the remainder of 2005, we expect capital expenditures will be substantially funded by our replacement reserve accounts.

We expect to set aside 4% of future hotel revenues (5% with respect to the Hyatt Regency Rochester) in our replacement reserve accounts to fund capital expenditures. Throughout the remainder of 2005 we expect to make approximately $6.1 million in capital expenditures with the majority of the expenditures occurring at the Hyatt Regency Rochester, Embassy Suites Hotel & Casino San Juan, Hilton Glendale and the Embassy Suites Hotel Tampa Airport/Westshore. We anticipate that these expenditures will be funded from existing restricted cash reserves and operating cash.

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

Capital Projects

During the three months and nine months ended September 30, 2005, Eagle spent approximately $4.3 million and $11.4 million, respectively, on capital improvements.

Below is a table depicting the significant capital expenditures by hotel for the nine months ended September 30, 2005 :

Hotel	2005 Capital Expenditures
Hilton Cincinnati Airport	$3.5 million
Embassy Suites Hotel Phoenix	1.8 million
Embassy Suites Hotel Cincinnati-RiverCenter	1.8 million
Embassy Suites Hotel Tampa Airport/Westshore	1.6 million
Hyatt Regency Rochester	1.4 million

Throughout the remainder of 2005, we expect to make approximately $6.1 million in capital expenditures with the majority of the expenditures occurring at the Hyatt Regency Rochester, Embassy Suites Hotel & Casino San Juan, Hilton Glendale and the Embassy Suites Hotel Tampa Airport/Westshore. We anticipate that these expenditures will be funded from existing restricted cash reserves and operating cash.

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

Cash Distribution Policy

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

Subsequent Events

On October 3, 2005, Eagle closed on a $26.0 million ninety-day, bridge facility with US Bank at a variable rate of 30-day LIBOR plus 2.25%. This loan is secured by the Embassy Suites Hotel Phoenix-Scottsdale and the Embassy Suites Hotel Cincinnati-RiverCenter. $21.8 million of this bridge facility was drawn used to pay off the loans on the Embassy Suites Hotel Cincinnati-RiverCenter and the Chicago Marriott Southwest at Burr Ridge. As of the date of this filing, we have approximately $4.2 million of remaining availability under this facility. It is the intent of the Company to secure permanent financing to replace this bridge loan; however, we cannot assure you that we will be able to obtain such financing on favorable terms, if at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. As a result of the Hilton Glendale refinancing on July 8, 2005 and the loan for the Embassy Suites San Juan that closed on September 7, 2005, other debt refinancing and additional financing, our variable rate debt dropped to $31.7 million, or approximately 15%, of our mortgage debt as of September 30, 2005, versus approximately $100.2 million, or approximately 77%, at December 31, 2004. We feel this repositioning of our debt provides an increased level of insulation from market fluctuation.

We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. The weighted average interest rate of our variable rate debt and total debt as of October 3, 2005 was 5.93% and 5.57%, respectively.

We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest expense incurred by $0.1 million, based upon the balances and loans outstanding at October 3, 2005.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based upon the evaluation, they concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in this Quarterly Report was recorded, processed, summarized and reported on a timely basis.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Loan Agreement dated as of July 7, 2005 between EHP Glendale, LLC and KeyBank National Association, incorporated herein by reference from Exhibit 10.4 to the quarterly report on Form 10-Q for the period ended June 30, 2005.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

By:	/s/ J. William Blackham
J. William Blackham
President and Chief Executive Officer

DATED: OCTOBER 31, 2005

By:	/s/ Raymond D. Martz
Raymond D. Martz
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)

DATED: OCTOBER 31, 2005