Form 10-K
period 2005-12-31
Eagle Hospitality Properties Trust, Inc.
filed 2006-03-07
CIK 1289169

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

Commission file number: 001-32279

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

(Exact name of registrant specified in its charter)

Maryland	55-0862656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 E. RiverCenter Blvd., Suite 480, Covington, KY

(Address of principal executive office)

41011

(Zip Code)

(859) 581-5900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
8 1/4% Series A Cumulative Redeemable Preferred Stock, $.01 par value	New York Stock Exchange

Common stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The Company has only one class of common stock, par value $0.01 per share. The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price of $7.63 on the New York Stock Exchange) on December 31, 2005 was approximately $128.4 million. There were 17,382,385 shares of common stock outstanding as of February 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held in May 2006, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of the Form 10-K.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2005

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

Item 1. Business

Our Company

Eagle Hospitality Properties Trust, Inc. (the “Company”) is a self-advised real estate investment trust (“REIT”) formed to pursue investment opportunities in the full-service and all-suites hotel industry. The Company commenced its operations effective as of October 1, 2004 when it completed its initial public offering (“IPO”) and acquired a 100% interest in eight hotels and a 49% interest in one other hotel (Embassy Suites Cincinnati–RiverCenter), all of which were previously owned or controlled by Corporex Companies LLC (“Corporex”). Because we had the right and obligation to acquire the remaining 51% interest in the entity that owned the Embassy Suites Cincinnati-RiverCenter from William P. Butler, the Company’s Chairman, no later than January 31, 2006 in exchange for 427,485 operating partnership units, the assets, liabilities and operations of such entity are included in our consolidated financial statements in accordance with the provisions in Financial Interpretation 46(R). The remaining 51% in this hotel was acquired on December 5, 2005 for 427,485 operating partnership units.

Our operating partnership, EHP Operating Partnership, L.P. (“EHP OP”) was organized as a limited partnership under the laws of the state of Maryland. The Company is the sole general partner of and owns approximately 74% of the limited partnership units in EHP OP. Limited partners (including certain of our officers and directors) own the remaining operating partnership units. After one year from the date the units are issued, limited partners may generally redeem each unit for the cash value of one share of our common stock or, at our sole option, one share of common stock.

EHP TRS Holding Co, Inc (“EHP TRS”), our taxable REIT subsidiary, was incorporated as a Maryland corporation. Each of our hotel properties is leased to a wholly owned subsidiary of EHP TRS, which engages hotel management companies, such as Commonwealth Hotels, Inc. (“Commonwealth Hotels”), to manage and operate the hotels under management contracts. Under applicable REIT tax rules, neither we nor our operating partnership can directly undertake the daily management activities of our hotels. Therefore, our principal source of funds will be dependent on EHP TRS’s ability to generate cash flow from the operation of the hotels. EHP TRS is subject to income taxes at regular corporate rates on its taxable income.

The IPO consisted of the sale of 16,770,833 shares of common stock sold to the public at a price of $9.75 per share. The IPO generated net proceeds of approximately $149.3 million. In addition, 208,332 shares of common stock were issued to Corporex in connection with a strategic alliance entered into with Corporex and certain affiliates of Corporex granting us, among other things, an exclusive right of refusal to pursue certain investment opportunities identified by them in the future during the term of the agreement. 146,540 shares of common stock were issued to affiliates of Corporex in connection with the acquisition of two of our initial hotels. In addition, 5,566,352 operating partnership units were issued to Corporex and affiliates in connection with the acquisition of seven of our initial hotels. These operating partnership units are redeemable for the cash value of one share of our common stock or, at our sole option, one share of common stock. We also agreed to make earn-out payments totaling in the aggregate up to 833,333 additional operating partnership units, which will be payable over a three-year period to the original contributors of the Embassy Suites Hotel Columbus/Dublin, the Embassy Suites Hotel Cleveland/Rockside and the Embassy Suites Hotel Denver International Airport only if certain operating measurements are achieved on any trailing 12-month basis within three years from the contribution. At September 30, 2005, the Embassy Suites Hotel Denver International Airport achieved the required measurements and in accordance with the earn-out terms of the original acquisition agreement 250,000 additional operating partnership units were issued to the former owners of this hotel on December 5, 2005.

On June 13, 2005, the Company issued 4,000,000 shares of 8 1/4% Cumulative Redeemable Series A Preferred Stock. The net proceeds of this issuance was $96.5 million. The proceeds were used to purchase hotel properties and for general corporate and working capital purposes.

As of February 1, 2006, we owned twelve hotels, all of which are located in the United States. We currently have no foreign operations, and all of our hotels are full-service and all-suites hotels.

We maintain a website at www.eaglehospitality.com. On our website, we make available free-of-charge all of the documents that we file or furnish with the Securities and Exchange Commission as soon as reasonably practical. In addition, our Code of Business Conduct and Ethics and our Corporate Governance Guidelines are also available free-of-charge on our website.

All reports filed with the Securities and Exchange Commission may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330. In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

Hotel Acquisitions

In addition to the nine hotels acquired in conjunction with the initial public offering in 2004, we acquired the following hotels in 2005:

•	the 270-room Embassy Suites Hotel Phoenix-Scottsdale for a net purchase price of $33.1 million on February 22, 2005;

•	the 351-room Hilton Glendale in Glendale, California for a net purchase price of $80.0 million on June 23, 2005; and

•	the 299-room Embassy Suites Hotel and Casino San Juan in San Juan, Puerto Rico for a net purchase price of $60.2 million on June 28, 2005.

Each of these hotels fit into our defined acquisition strategy of acquiring upper-upscale hotels in high-barrier-to-entry urban and select resort locations. These acquisitions also helped us achieve the goal of diversifying our portfolio and reducing the reliance on our Midwest hotels.

Our Strategy

Our goal is to generate strong risk-adjusted returns on invested capital for our stockholders by consistently paying attractive dividends and achieving long-term appreciation in full-service and all-suites hotel investments. The Company seeks to fund a substantial percentage of new investments with capital “recycled” from the disposition of owned assets. Assets may be disposed of when potential acquisitions present themselves offering higher returns on the capital employed than the assets currently owned by the Company.

Internal Growth

Embedded Growth Within Our Portfolio of Full-Service and All-Suites Hotels.    Our portfolio is comprised of twelve full-service and all-suites hotels encompassing 3,243 rooms all flagged by nationally recognized premier brands, including Embassy Suites Hotels, Marriott, Hyatt and Hilton. We believe that our existing hotels present an opportunity for growth through aggressive asset management, property repositioning and capital improvements. During 2005, we completed renovations at two of our hotels (Embassy Suites Cincinnati-RiverCenter and Hilton Cincinnati Airport) and began extensive renovations at two of our other hotels (Embassy Suites Tampa-Airport/Westshore and Hyatt Regency Rochester). We also began brand required improvements at our three hotels that were acquired in 2005 (Embassy Suites Hotel Phoenix-Scottsdale, Hilton Glendale and Embassy Suites Hotel and Casino San Juan).

External Growth

We intend to be patient and highly selective in pursuing acquisition opportunities. We employ a disciplined methodology to identify and evaluate possible acquisition opportunities that maximize the returns on capital employed. Specifically, our acquisition strategy focuses on acquiring upper-upscale hotels in high-barrier-to-entry urban and select resort locations that also provide the benefit of geographic diversification within our portfolio.

Additional factors considered are those that are important indicators of future operating performance, such as:

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

Continued Focus on Full-Service and All-Suites Hotels with Premier Brands.    We pursue opportunities to acquire full-service and all-suites hotels under premier brands in geographically diversified primary, secondary and resort markets in the United States. We identify hotel acquisition opportunities that meet our quality and investment criteria. In addition, we may identify hotel acquisitions with a view to renovate and reposition a hotel, in which we reflag a hotel with a more competitive brand, or through selected development projects. Because our hotels operate in the full-service sector of the lodging industry, which generally has more operating leverage than limited service hotels, reduction in gross revenues generally has a magnifying downward effect on net operating income. Alternatively, when gross revenues increase, which we expect to realize as lodging industry fundamentals improve, net operating income typically grows at a faster rate than revenue. We believe that this dynamic, which is often referred to in the industry as “profit flow-through,” impacts full service hotels more than limited service hotels. Because of profit flow-through, we believe that this targeted sector of the industry provides the best relative risk-adjusted returns for our stockholders.

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

Our charter allows us to issue preferred stock with a preference on distributions. The partnership agreement of our operating partnership allows the operating partnership to issue units with a preference on distributions. The dividend preference according to the rights and preferences of our 8 1/4% Series A Cumulative Redeemable Preferred Stock and units could limit our ability to make a dividend distribution to our common stockholders.

Hotel Renovations

As part of the positioning of our hotels we feel that it is important to have a regular program of capital improvements, which helps to maintain and enhance the competitiveness of our hotels and maximizes the potential for earnings growth. During the year ended December 31, 2005, the Company invested approximately $14.1 million in completed or ongoing capital improvements at our hotels. We anticipate investing approximately $11.0 to $14.0 million in additional capital improvements during 2006.

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

Our Employees

At February 1, 2006, we had 10 full-time employees. The employees perform directly or through our operating partnership various acquisition, development, redevelopment, and corporate management functions. All persons employed in the day-to-day operation of our hotels are employees of the management companies (or their affiliates) engaged by our lessees, and are not our employees.

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

We have reviewed Phase I ESAs that were previously prepared for all of our hotels. Even though the Phase I ESA review did not reveal any material environmental contamination that might have a material adverse effect on our business, assets, results of operations or liquidity, we may have material environmental liabilities of which we are unaware. These Phase I ESAs do not necessarily protect us from CERCLA liabilities. The Phase I ESAs may not identify all potential environmental liabilities.

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

Insurance

We will maintain insurance on all of our hotels with insurance companies that are licensed to underwrite the type of insurance being issued in the jurisdiction in which such insurance policy will be delivered, including the following (subject, in some instances, to prior approval by our lenders):

•	Insurance on the hotel, including contents, against loss or damage by fire, lightning and all other risks covered by usual standard, extended coverage endorsements with deductible limits approved by our TRS in an amount not less than 100% of the replacement cost;

•	Insurance against loss or damage from explosion of boilers, pressure vessels, pressure pipes and sprinklers installed in the hotel;

•	Insurance on the hotel, including contents, against loss or damage by earth movement with deductible limits approved by our TRS in an amount reasonably determined by the TRS consistent with local market conditions;

•	Business interruption insurance;

•	Worker’s compensation and employer’s liability insurance;

•	Fidelity bonds in amounts and with deductible limits approved by our TRS;

•	Comprehensive general public liability insurance;

•	Crime insurance and errors and omissions insurance insuring our TRS against intentional or negligent acts or omissions of Commonwealth Hotels, Inc. or its employees, in such amounts, with such carriers and under such policies as may be requested and approved by the TRS; and

•	Such other insurance as is deemed advisable for protection against claims, liabilities or losses arising out of or connected with the operation of the hotel.

Insurance premiums and any costs or expenses with respect to such insurance (including deductibles for claims) are treated as deductions in determining operating profit.

Compliance with NYSE Corporate Governance Related Listing Standards

Each year, the chief executive officer of each company listed on the New York Stock Exchange must certify to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. Last year, on July 20, 2005, the Company’s chief executive officer timely submitted the required certification, without qualification, to the NYSE.

In addition, NYSE listing standards obligate each NYSE-listed company to disclose that the Company filed with the SEC, as an exhibit to the company’s most recently filed Annual Report on Form 10-K, the certification regarding the quality of the company’s public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002. Attached as an exhibit to this Annual Report on Form 10-K is such certificate, and this Form 10-K and the certificate have been filed with the SEC.

Item 1A. Risk Factors

An investment in our stock involves various risks. You should carefully consider the following risk factors in conjunction with the other information contained herein before purchasing our stock. The risks discussed herein can adversely affect our business, liquidity, operating results, and financial condition. This could cause the market price of our stock to decline and could cause you to lose all or part of your investment. The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us also may adversely affect our business, liquidity, operating results, and financial condition.

Risks Related to Our Business

Chicago Marriott Southwest at Burr Ridge has only a brief operating history.

New hotel properties require start-up expenditures and a stabilization period to bring the hotels up to forecasted room rates and occupancy. Our Chicago Marriott Southwest at Burr Ridge, Illinois, opened on August 11, 2004. Although this hotel showed significant improvement in 2005 it is not certain when or if this hotel will generate the expected returns.

Interest rate increases may increase our interest expense.

As of December 31, 2005, approximately $46.3 million of our long-term debt, or 22%, was in variable interest rate loans. An increase in interest rates could increase the Company’s interest expense which in turn could negatively effect our earnings and ability to make shareholder distributions.

Conflicts of interest could result in our management acting other than in our stockholders’ best interest.

Conflicts of interest relating to Commonwealth may lead to management decisions that are not in the stockholders’ best interest. The chairman of our board of directors, Mr. William P. Butler, serves as the chairman of the board of directors of Commonwealth. Mr. Butler owns 85% of Commonwealth. Commonwealth manages nine of our hotels and may provide related services and continue to provide property management services, fee development services and occasional property identification services for third parties. Additionally, Mr. Butler, through his interests in Corporex and its affiliates, including Commonwealth, owns interests in or otherwise has an interest in the performance of several lodging properties that are not full-service and all-suites hotels and that are not owned or controlled by our operating partnership.

Mr. Butler’s ownership interest in and management obligations to Commonwealth will present him with conflicts of interest in making management decisions related to the commercial arrangements between us and Commonwealth.

We have entered into 10-year management agreements with Commonwealth relating to nine of our hotels. Since Mr. Butler controls Commonwealth, the management agreements were not negotiated in arm’s length transactions. Each management agreement describes the terms of Commonwealth’s management of one of the hotels. Under certain circumstances, if we terminate a management agreement as to one of the hotels, we will be required to pay Commonwealth a potentially significant termination fee. As the majority owner of Commonwealth which would receive any development, management and management termination fees payable by us under the management agreements, Mr. Butler may influence our decisions to sell a hotel or acquire or develop a hotel when it is not in the best interests of our stockholders to do so.

Commonwealth will have a right of first refusal to manage all hotels that we acquire in the future, unless the acquisition opportunity was not known to us and has been brought to us by another pre-qualified management company or a majority of our independent directors decides in good faith for valid business reasons to use another management company. As a result of his ownership interest in and management obligations to Commonwealth, Mr. Butler’s relationship with Commonwealth may present a conflict of interest in our decision to sell a hotel or acquire or develop a hotel.

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

If we dispose of any of our initial nine hotels (other than the Embassy Suites Hotel Tampa-Airport/Westshore and the Hyatt Regency Rochester), we would be obligated to indemnify the original contributors (including their permitted transferees and persons who are taxable on the income of a contributor or permitted transferee) against certain tax consequences of the sale. We have agreed to pay a contributor’s tax liability with respect to gain allocated to the contributor under Section 704(c) of the Internal Revenue Code if we dispose of a property contributed by the contributor in a taxable transaction during a “protected period,” which continues until the earlier of:

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

We must comply with operating standards and terms and conditions imposed by the franchisors of the hotel brands under which our hotels, including any hotels we may acquire in the future, operate as well as any hotels we may acquire in the future. The franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The failure of a hotel to maintain standards could result in the loss or cancellation of a franchise license. With respect to operational standards, we rely on our outside property managers, Commonwealth, Hyatt Corporation and Hilton Hotels Corporation to conform to such standards. The franchisors may also require us to make certain capital improvements to maintain the hotel in accordance with system standards, the costs of which can be substantial. It is possible that a franchisor could condition the continuation of a franchise on the completion of capital improvements that our management or board of directors determines are too expensive or otherwise not economically feasible in light of general economic conditions or the operating results or prospects of the affected hotel. In that event, our management or board of directors may elect to allow the franchise to lapse or be terminated, which could result in a change in branding or in the operation of the hotel as an independent, unbranded hotel.

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

Our returns depend on management of our hotels by third parties.

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

Under the terms of the management agreements that we have with Commonwealth, Hyatt Corporation and Hilton Hotels Corporation our ability to participate in operating decisions regarding the hotels is limited. We will depend on these independent management companies to adequately operate our hotels on a daily basis as provided in the management agreements. Even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, ADR, and RevPAR, we may not be able to force the management company to change its method of operation of our hotels. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement, which in the case of nine of our hotels were not negotiated on an arm’s length basis. Additionally, in the event that we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels. Furthermore, since Commonwealth manages nine of our hotels, any disruption in our relationship could result in lower revenues or higher operating costs, either of which would result in lower net income.

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

At December 31, 2005, we have $211.4 million in consolidated debt. We and our subsidiaries may be able to incur substantial additional debt, including secured debt, in the future. Incurring debt could subject us to many risks, including the risks that:

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

Risks Related to Hotel Investments

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

We intend to maintain comprehensive insurance on each of our hotels, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that current coverage will continue to be available at reasonable rates. In addition, there are certain types of losses that management may decide not to insure against since the cost of insuring is not economical. The Company may suffer losses that exceed its insurance coverage.

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

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property or an indemnification of adverse tax consequences to sellers. We have entered into such agreements with respect to seven of initial hotels with the contributors of those hotels. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could reduce our net income and limit our ability to pay distributions to stockholders.

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

We have reviewed Phase I environmental reports for all of our hotels. Most of these Phase I environmental reports were conducted within the last seven years, though we have relied upon older Phase I environmental reports for some of our initial hotels. These Phase I environmental reports do not protect us as the purchaser of the properties from liabilities under the Comprehensive Environmental Response Compensation and Liability Act of 1980, or “CERCLA.” Although none of these Phase I environmental reports identified any material contamination at any of our initial hotels, the Phase I environmental reports do not identify potential unknown material environmental liabilities.

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

We operate so as to qualify as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. If we fail to qualify as a REIT in any tax year, then:

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

Preferred stock or future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may cause the market price of our common stock to decline.

On June 13, 2005 we issued 4,000,000 shares of 8 1/4% Series A Cumulative Preferred stock. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and additional classes of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our offerings reducing the market price of our common stock and diluting their stock holdings in us.

Common stock eligible for future sale may cause our share price to decline.

We cannot predict the effect, if any, of future sales of common stock, or the availability of common stock for future sales, on the market price of our common stock. Sales of substantial amounts of common stock (including up to 6,243,837 shares of common stock issuable upon the conversion of operating partnership units), or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

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

Our future success depends, to a significant extent, upon the continued services of our management team. In particular, the lodging industry experience of Mr. Butler, our non-executive chairman, Mr. Blackham, our chief executive officer, and Mr. Martz, our chief financial officer, and the extent and nature of the relationships they have developed with hotel franchisors, operators and owners and hotel lending and other financial institutions are critically important to the success of our business. We do not maintain key person life insurance on any of our officers. Although these officers currently have employment agreements with us, we cannot assure you of the continued employment of all of our officers. The loss of services of one or more members of our corporate management team would limit our ability to acquire additional hotels and could result in increased operating costs.

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

Our Franchise Licenses

We believe that the public’s perception of quality associated with a franchisor is an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, and centralized reservation systems. As of February 1, 2006, the Company operated twelve hotels under the following franchise licenses:

Embassy Suites, a registered trademark of Hilton Hospitality, Inc.

Hilton Hotels, a registered trademark of Hilton Hospitality, Inc.

Hyatt Regency, a registered trademark of Hyatt Corporation

Marriott, a trademark of Marriott International, Inc.

We anticipate that most of the additional hotels we acquire will be operated under franchise licenses as well.

Our management companies must operate each hotel pursuant to the terms of the related franchise agreement, and must use their best efforts to maintain the right to operate each hotel as such. In the event of termination of a particular franchise agreement, our management companies must operate the effected hotels under such other franchise agreement, if any, as we enter into or obtain as franchisee.

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

Seasonality

Although our three hotel property acquisitions in 2005 added to the geographical diversity of our portfolio, virtually all of our properties’ operations historically have shown a seasonal pattern. This seasonality pattern can be expected to cause fluctuations in our quarterly lease revenue under the percentage leases. We anticipate that our cash flow from the operation of the properties will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to make required distributions. However, we cannot make any assurances that we will make distributions in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth information for each of our hotels owned as of December 31, 2005:

Hotel	Location	Hotel Managed by	# of Rooms
Cincinnati Landmark Marriott	Covington, KY	Commonwealth	321
Hilton Cincinnati Airport	Florence, KY	Commonwealth	306
Hyatt Regency Rochester	Rochester, NY	Hyatt Corporation	336
Chicago Marriott Southwest at Burr Ridge	Burr Ridge, IL	Commonwealth	184
Embassy Suites Hotel Cincinnati-RiverCenter	Covington, KY	Commonwealth	226
Embassy Suites Hotel Columbus/Dublin	Dublin, OH	Commonwealth	284
Embassy Suites Hotel Cleveland/Rockside	Independence, OH	Commonwealth	271
Embassy Suites Hotel Denver-International Airport	Denver, CO	Commonwealth	174
Embassy Suites Hotel Tampa-Airport/Westshore	Tampa, FL	Commonwealth	221
Embassy Suites Hotel Phoenix-Scottsdale	Phoenix, AZ	Commonwealth	270
Hilton Glendale	Glendale, CA	Hilton Hotels Corporation	351
Embassy Suites Hotel & Casino San Juan	San Juan, PR	Hilton Hotels Corporation	299

Total Rooms			3,243

We own these hotels in fee simple except for the Cincinnati Landmark Marriott and the Embassy Suites Hotel Cincinnati-RiverCenter, which are owned pursuant to air rights leases with the Commonwealth of Kentucky and the City of Covington, Kentucky that expire in 2150 and 2140 (including all extensions), respectively, and the Hyatt Regency Rochester, which is owned pursuant to a ground lease with the County of Monroe Industrial Development Agency that expires in 2020, at which time we will purchase the property for $1.00.

On June 23, 2005, we acquired the Hilton Glendale in Glendale, California. The previous owner of the Hilton Glendale had a loan with the Glendale Redevelopment Agency (“GRA”). This loan had a participating feature in which the GRA would receive 1.5% of revenues above certain thresholds through 2018 and 2.0%, thereafter. The loan was paid off by the previous owner at the time we purchased the hotel and the intent was that the previous owner would enter into a cash buyout agreement of the participating feature of the loan with the GRA. This agreement was not finalized and in accordance with the hotel purchase agreement the previous owner is to refund $2.5 million of the initial purchase price to us by March 23, 2006, unless the previous owner can reach an agreement with the GRA. In the event a buyout agreement is not reached and we remain subject to the participating feature, we do not anticipate the participation payments to be of a material nature to our financial statements in the near term.

As of December 31, 2005, we owned twelve hotels. The following table sets forth information regarding the material mortgages against the hotels (dollars in thousands):

Property	Name of Property- Owning Entity	Principal Balance as of December 31, 2005	Prepayment Penalties	Interest Rate	Maturity Date	Amortization Provisions
Prudential Loan (Tranche A) (1)	N/A	$58,000	If paid 90 days before the loan matures then the greater of 1% outstanding principal balance or Yield Maintenance (2)	5.43%	March 5, 2010	Monthly interest payments until 3/5/06, thereafter $354k of monthly interest and principal. Balloon payment of $53M at maturity.

Prudential Loan (Tranche B) (1)	N/A	$23,800	No prepayment permitted until March 2006; no penalty thereafter	1.75% + LIBOR	March 5, 2010	Monthly interest payments until 3/5/06, thereafter of approx. $145k of monthly interest and principal. Balloon payment of $22M at maturity.

Hilton Glendale	EHP Glendale, LLC	$53,100	No prepayment permitted until July 2007; no penalty thereafter	5.21%	July 7, 2012	Monthly interest payments. Balloon payment of $53.1M at maturity

Embassy Suites Hotel San Juan	EHP San Juan Suites, LLC	$38,200	No prepayment permitted until June 2007; no penalty thereafter	5.135%	September 7, 2012	Monthly interest payments until 4/1/08; thereafter 226k of monthly interest and principal payments. Balloon payment of $35M.

Hyatt Rochester	EHP Rochester Hotel, LLC	$15,745	Greater of 1% outstanding principal balance or Yield Maintenance (2)	7.28%	September 1, 2008	Monthly payments of principal and interest of $130k. Balloon payment of $15M at maturity.

(1)	Prudential loans collateralize Cincinnati Landmark, Embassy Suites Tampa, and Embassy Suites Cleveland.
(2)	Yield maintenance means a payment equal to the present value of the difference (if any) between the remaining schedule payments of principal and interest and the remaining payments of principal, assuming the U.S. Treasury interest rate applicable to the date of each remaining principal payment.

In addition to the mortgage debt, the Company has an unsecured $110 million revolving line of credit that expires January 1, 2008. As of December 31, 2005, the Company had $22.5 million drawn on the line of credit. The interest rate on the loan is currently 2.25%, plus LIBOR, although the spread is variable depending upon certain financial metrics of the Company. Also, the Company has a loan for a shuttle van that matures in July, 2007. The ending principal balance as of December 31, 2005 was approximately $37,000. The monthly interest and principal payment is $2,016 with a fixed interest rate of 5.1%.

Participating Lease

The Embassy Suites Hotel & Casino San Juan is subject to a participating lease with a third party lessor. Under the terms of the lease we derive income from a base rent amount as well as participating rent based upon fixed percentages of revenue exceeding certain thresholds. We currently expect that this lease will stay in place throughout 2006. As part of this lease we are responsible for maintaining a reserve for capital improvements and payment for all capital improvements to the property. The lessee is responsible for the payment of all insurance and taxes on the property.

Ownership and Insurance

We own each of our hotels in fee simple except for the Cincinnati Landmark Marriott and the Embassy Suites Hotel Cincinnati-RiverCenter, which are owned pursuant to air rights leases with the Commonwealth of Kentucky and the City of Covington, Kentucky that expire in 2150 and 2140 (including all extensions), respectively, and the Hyatt Regency Rochester, which is owned pursuant to a ground lease with the County of Monroe Industrial Development Agency that expires in 2020, at which time the lessee will purchase the property for $1.00. We believe that each of these properties is adequately covered by insurance. However, we have not obtained owners’ title policies every hotel and may incur liabilities as a result.

Item 3. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “EHP”. The following table sets forth for the period since our inception, October 1, 2004, through December 31, 2005 the high and low closing sale prices for our common stock, as traded on that exchange and the cash distributions that occurred per share.

	High	Low	Distribution
Fourth Quarter 2004	$10.50	$9.12	$0.00
First Quarter 2005	$10.26	$8.97	$0.175
Second Quarter 2005	$9.62	$8.76	$0.175
Third Quarter 2005	$10.32	$9.27	$0.175
Fourth Quarter 2005	$9.89	$7.42	$0.175

*	On January 17, 2006 a distribution of $0.175 per share was made to all common stockholders and operating partnership unit holders of record as of December 31, 2005.

Stockholder Information

As of February 1, 2006, we had approximately 5,200 holders of beneficial interest in of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Dividend Information

During 2005, we paid $0.70 per common share in distributions. All of these distributions are a return of capital for tax purposes. These distributions occurred in January, April, July and October to our common shareholders and the operating partnership unit holders at $0.175 per distribution.

The declaration of distributions by the Company is in the sole discretion of our Board of Directors and is influenced by the Company’s financial condition, liquidity, compliance with the REIT status and other relevant factors.

Equity Compensation Plans Information

The following table sets forth the information regarding our equity compensation plans as of December 31, 2005:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
Restricted stock	256,680	(1)	NA	529,755
Equity compensation plans not approved by security holders	None		None	None

(1)	Shares have been issued but only 65,572 have vested.

Sales of Unregistered Securities

On October 6, 2004, the Company issued 146,540 shares of common stock in a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) as partial consideration for the single-purpose entities that own two of our initial hotels. Each of the purchasers of the common stock was an accredited investor under Rule 501 of the Securities Act.

On October 6, 2004, the Company issued 208,332 shares of common stock to Corporex in a private offering pursuant to Section 4(2) of the Securities Act. The shares were issued to Corporex as consideration for entering into a strategic alliance agreement with us. Corporex was an accredited investor under Rule 501 of the Securities Act.

On October 6, 2004, the operating partnership issued an aggregate of 5,993,837 operating partnership units in a private offering pursuant to Section 4(2) of the Securities Act as partial consideration for the acquisition of seven our nine initial hotels. The operating partnership units were issued to the original contributors of seven of our hotels, each of whom was an accredited investor under Rule 501 of the Securities Act.

On December 5, 2005, the operating partnership issued 427,485 operating partnership units in a private offering pursuant to Section 4(2) of the Securities Act to CPX RiverCenter Development LLC, an entity that is beneficially owned by William P. Butler, our chairman, upon the exercise of its option to acquire the remaining 51% interest in the entity that owns the Embassy Suites Hotel Cincinnati-RiverCenter. As a result, we now own all of the interests in the entity that owns the Embassy Suites Hotel Cincinnati-RiverCenter. CPX RiverCenter Development LLC is an accredited investor.

On December 5, 2005, the operating partnership also issued an aggregate of 250,000 operating partnership units to the original contributors of the entity that owns the Embassy Suites Hotel Denver-International Airport in a private offering pursuant to Section 4(2). Each of the original contributors is an accredited investors. Such units were issued pursuant to the earn-out provisions of the original contribution agreement, which provided for the issuance of an aggregate of 250,000 units in the event that EBITDA (as defined in the agreement) at the Embassy Suites Hotel Denver-International Airport exceeded $2,815,459 for any 12-month trailing period prior to October 6, 2007. During the 12-month period ended September 30, 2005, EBITDA at the Embassy Suites Hotel Denver-International Airport exceeded $2,815,459.

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

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

	Company 2005	Company & Predecessor 2004	Predecessor 2003	Predecessor 2002	Predecessor 2001
Operating Data:
Occupancy	67.6%	65.2%	60.6%	62.4%	57.2%
ADR	$118.30	$111.82	$112.68	$108.68	$115.64
RevPAR	$80.02	$72.86	$68.27	$67.77	$66.11
Statement of Operations data ($000’s):
Revenues	$116,425	$82,298	$74,655	$69,820	$59,104
Hotel operating expenses, excluding depreciation, amortization and corporate overhead	79,303	58,373	53,908	50,683	45,139
Corporate overhead	7,072	1,275	—	—	—
Depreciation and amortization (3)	14,013	9,285	9,518	8,563	6,596

Operating profit	16,037	13,365	11,229	10,574	7,369
Interest income	485	157	104	306	189
Interest expense	10,760	10,852	12,060	12,026	11,478
Other income (expense), net	33	—	10	6	(4)
Minority interest	1,060	33	—	—	—
(Benefit) for income taxes	(2,758)	—	—	—	—

Net income (loss)	$7,493	$2,637	($717)	($1,140)	($3,924)
Distribution to preferred shareholders	4,538	—	—	—	—

Net income (loss) available to common shareholders	$2,955	$2,637	($717)	($1,140)	($3,924)

Statement of Cash Flows data ($000’s):
Net cash provided by operating activities	$27,219	$9,201	$8,737	$5,168	$1,068
Net cash used in investing activities	(184,084)	(61,976)	(1,920)	(23,592)	(33,399)
Net cash provided by (used in) financing activities	149,832	71,686	(7,737)	17,657	33,107
Balance Sheet Data ($000’s):
Total Assets	$426,143	$252,384	$177,022	$185,372	$167,513
Total Debt	211,427	130,765	196,124	200,553	183,173
Total Liabilities	229,258	138,192	202,223	206,220	188,584
Total Minority Interest	13,661	17,035	—	—	—
Total Owners’ equity (deficit)	183,224	97,157	(25,201)	(20,848)	(21,071)
Other Financial Data ($000’s):
EBITDA (3)	$30,568	$22,807	$20,861	$19,449	$14,150
FFO (4)	$17,477	$11,468	$7,916	$6,807	$2,347

SELECTED HISTORICAL FINANCIAL AND OTHER DATA

(1)	The following hotels were added to the group during the period of January 1, 2001 through December 31, 2005:

Property	Opening/Acquisition Date
Embassy Suites Hotel Cleveland/Rockside	October 2001
Embassy Suites Hotel Denver-International Airport	December 2002
Marriott Southwest at Burr Ridge	August 2004
Embassy Suites Hotel Phoenix-Scottsdale	February 2005
Hilton Glendale	June 2005
Embassy Suites Hotel & Casino San Juan	June 2005

(2)	Investments in hotel properties are stated at acquisition cost and allocated to property and equipment and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141. Property and equipment was recorded at current replacement value for similar capacity, and identifiable intangible assets were recorded at estimated fair value. Property and equipment are depreciated using the straight-line method over an estimated useful life of 15-40 years for building and improvements and 3-10 years for furniture and equipment.

(3)	EBITDA herein is defined as net income (loss) before interest expense, taxes, depreciation, amortization and minority interest. We believe EBITDA is a useful financial performance measure of adjusted earnings for us and for our stockholders and is a complement to net income and other financial performance measures provided in accordance with US generally accepted accounting principles (“GAAP”). We use EBITDA to measure the financial performance of our operating hotels because it excludes expenses such as depreciation, amortization, taxes, minority interest and interest expense, which are not indicative of operating performance. By excluding minority interest and interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. By excluding depreciation and amortization expense, which can vary from hotel to hotel based on a variety of factors unrelated to the hotels’ financial performance, we can more accurately assess the financial performance of our hotels. Under US GAAP, hotel properties are recorded at historical cost at the time of acquisition and are depreciated on a straight-line basis. By excluding depreciation and amortization, we believe EBITDA provides a basis for measuring the financial performance of hotels unrelated to historical cost. However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as calculated by us, may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss) which is the most comparable financial measure calculated and presented in accordance with US GAAP. EBITDA does not represent net income (loss) and should not be considered as an alternative to operating income or net income determined in accordance with US GAAP. EBITDA does not represent cash flows from operating activities determined in accordance with US GAAP, and should not be considered as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity. Below is a reconciliation of EBITDA to net (loss) income.

	Historical for the Years Ended December 31,
	Company 2005	Company & Predecessor 2004	Predecessor 2003	Predecessor 2002	Predecessor 2001
Reconciliation of EBITDA ($000’s)
Net income (loss) available to common shareholders	$2,955	$2,637	($717)	($1,140)	($3,924)
Minority interest	1,060	33	0	0	0
Depreciation and amortization	14,013	9,285	9,518	8,563	6,596
Interest expense	10,760	10,852	12,060	12,026	11,478
Income tax benefit	(2,758)	—	—	—	—
Preferred dividends	4,538	—	—	—	—

EBITDA	$30,568	$22,807	$20,861	$19,449	$14,150

(4)	Funds From Operations (“FFO”) is used by industry analysts and investors as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with US GAAP, excluding extraordinary items as defined under US GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for any minority interest deriving from unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets in accordance with US GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from US GAAP net income. Management believes that the use of FFO, combined with the required primary US GAAP presentations, has improved the understanding of operating results of REITs among the investing public and made comparisons of REIT operating results more meaningful. Management considers FFO to be a useful measure of adjusted earnings for reviewing comparative operating and financial performance (although FFO should be reviewed in conjunction with net income (loss), which remains the primary measure of performance) because FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies. Although FFO is intended to be a REIT industry standard, it may not be calculated in the same manner by other companies, and investors should not assume that FFO as reported by us is comparable to FFO as reported by other REITs. Below is a reconciliation of FFO to net (loss) income.

	Historical for the Years Ended December 31,
	Company 2005	Company & Predecessor 2004	Predecessor 2003	Predecessor 2002	Predecessor 2001
Reconciliation of FFO ($000’s)
Net income (loss)	$2,955	$2,637	($717)	($1,140)	($3,924)
Minority interest	1,060	33	—	—	—
Depreciation and amortization	13,495	8,798	8,633	7,947	6,271
Gain on sale of assets	(33)	—	—	—	—

FFO	$17,477	$11,468	$7,916	$6,807	$2,347

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our portfolio consists of twelve full-service and all-suites hotels under the Embassy Suites Hotels, Marriott, Hilton and Hyatt brands.

In addition to the nine hotels acquired in conjunction with the initial public offering in 2004, the Company acquired the following hotels in 2005:

•	the 270-room Embassy Suites Hotel Phoenix-Scottsdale for a net purchase price of $33.1 million on February 22, 2005;

•	the 351-room Hilton Glendale in Glendale, California for a net purchase price of $80.0 million on June 23, 2005; and

•	the 299-room Embassy Suites Hotel and Casino San Juan in San Juan, Puerto Rico for a net purchase price of $60.2 million on June 28, 2005.

As the lodging industry continued its steady growth in 2005, we were well positioned to take advantage of the favorable market conditions. This position was enhanced as a result of our 2005 acquisitions. As a result, the Company produced strong increases in Room Revenue Per available room (“RevPAR”), Funds from operations (“FFO”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company’s revenues are largely derived from hotel operating revenues, although we also have participating lease revenue in connection with the Embassy Suites Hotel and Casino San Juan.

For 2005, the Company had net income available to common shareholders of $3.0 million after minority interest, or $0.16 per diluted share. FFO was $17.5 million, or $0.76 per diluted share. RevPAR was $80.02. We consider RevPAR and EBITDA to be key measures of the performance of our portfolio. The RevPAR increased 9.8% compared to the Company and Predecessor’s combined RevPAR of $72.86 in 2004. The RevPAR increase was driven by a 5.8% increase in the Average Daily Rate (“ADR”) and a 3.7% increase in the Occupancy percentage. The key drivers to these increases the improvement seen at the Chicago Marriott Southwest at Burr Ridge, which opened in August 2004, and the acquisitions of the Embassy Suites Hotel Phoenix-Scottsdale. Other hotels in our portfolio that saw significant RevPAR increases in 2005 were:

•	the Hilton Cincinnati Airport;

•	the Embassy Suites Hotel Denver International Airport; and

•	the Embassy Suites Hotel Dublin.

Recent capital improvements at the Hilton Cincinnati Airport enhanced the overall appearance of the hotel’s reception areas, banquet facilities and guest rooms. These renovations allowed us to increase the hotel’s ADR and improved occupancy rates. At the Embassy Suites Denver International Airport and Embassy Suites Hotel Dublin greater demand from the leisure and business transient sectors produced increased ADR at each hotel. These factors drove the significantly higher RevPAR results at these properties.

For us to qualify as a REIT, we cannot operate hotels. Therefore, with the exception of the Embassy Suites Hotel & Casino San Juan, our operating partnership and its subsidiaries lease our hotel properties to our TRS, which in turn engages eligible independent contractors to manage our hotels. The Embassy Suites Hotel & Casino San Juan is leased to an unaffiliated third-party lessee. That lessee has engaged Hilton Hotels Corporation to manage the hotel. Our TRS, which is a wholly owned subsidiary of our operating partnership, is consolidated into our financial statements for accounting purposes. Since both our operating partnership and our TRS are controlled by us, our principal source of funds on a consolidated basis is from the operations of our hotels. The earnings of our TRS are subject to taxation like other regular C-corporations.

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

The following table illustrates the key performance indicators for the years ended December 31, 2005 (the Company), 2004 (the Company and the Predecessor) and 2003 (the Predecessor) for our portfolio, which consists of the eight hotels that have been open and opened by the Company or Predecessor throughout the three years presented, plus the Chicago Marriott Southwest at Burr Ridge which opened in August, 2004, the Embassy Suites Hotel Phoenix-Scottsdale which was purchased in February 2005, the Hilton Glendale which was purchased in June 2005 and the Embassy Suites Hotel & Casino San Juan which was purchased in June 2005:

	Year Ended December 31,
	2005	2004	2003
Hotel Revenues ($000’s)	$116,425	$82,298	$74,655
RevPAR	80.02	72.86	68.27
Occupancy	67.6%	65.2%	60.6%
ADR	$118.30	$111.82	$112.68

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

Comparison of 2005 to 2004

Overview.    For the purposes of this comparison we have combined the results of the Company with those of the Predecessor for 2004, whereas, 2005 reflects only the results for the Company. In 2005, the hotel industry continued the recovery that began in 2004.

As a result of the strengthening seen in the industry we focused our efforts on increasing the ADR for the entire portfolio and these efforts were rewarded with a 5.8% increase in ADR for 2005 as compared to

2004. This strategy proved to be successful in large part due to the increased demand outpacing the increased supply of new hotel rooms. Part of this strategy for increasing ADR included limiting group business during peak times in order to accommodate the higher rated leisure and business transient segments.

The strategy to drive rate was a shift from the strategy employed over the previous years in the industry. In the post-9/11 market, hotel operators were forced to lower rates in order to create occupancy demand.

Revenues.    Total hotel operating revenues increased $34.1 million, or 41.4%, from $82.3 million in 2004 to $116.4 million in 2005. Of this increase, $20.8 million is the result of the 2005 acquisitions of the Embassy Suites Hotel Phoenix-Scottsdale (“Embassy Phoenix”) and the Hilton Glendale. In 2005, we also recognized $2.9 million in participating lease revenue from the Embassy Suites Hotel & Casino San Juan (“Embassy San Juan”). The Chicago Marriott Southwest at Burr Ridge (“Marriott Burr Ridge”) which opened in August 2004 showed a revenue increase of $5.1 million in 2005. This is the result of the typical growth cycle of a new hotel. The Hilton Florence produced a revenue increase of $1.5 million, the result of a 25.9% RevPAR increase much of which is attributable to the $3.7 million in capital improvements that occurred at the hotel during 2005. The remaining hotels all showed revenue increases ranging from $0.2 million to $1.1 million due in large part to the increases in ADR.

Of the $8.7 million in food and beverage revenues increase in 2005 as compared to 2004, $7.3 million of the increase incurred at the Marriott Burr Ridge ($1.7 million increase, largely the result of the maturation of the hotel), the Embassy Phoenix ($2.0 million, 2005 acquisition) and the Hilton Glendale ($3.6 million, 2005 acquisition). Of the remaining hotels, the Hilton Florence and the Cincinnati Marriott Landmark saw food and beverage increases of $0.3 million each in 2005.

Operating Expenses.    Hotel operating expenses before depreciation and amortization increased by $20.9 million, or 35.8%, from $58.4 million in 2004 to $79.3 million in 2005. Of this amount, $17.7 million was associated with the operation of the Marriott Burr Ridge which did not open until August, 2004 and the 2005 acquisitions, the Embassy Phoenix and Hilton Glendale. The other hotels saw net energy and insurance increases of $0.3 million and $0.1 million, respectively, in 2005 as compared to 2004. Also, our two Ohio hotels, the Embassy Suites Hotel Dublin and the Embassy Suites Hotel Independence, saw combined real estate tax increases of $0.3 million. The remainder of the increased expenses were mostly seen in food and beverage costs, front office and housekeeping.

Net Operating Income.    Net operating income increased $2.6 million, or 19.4%, in 2005 from $13.4 million in 2004 to $16.0 million in 2005. This increase is largely due to the acquisitions, the improved operating performance demonstrated at the Marriott Burr Ridge and the increased revenues seen at all of our hotels. Net operating income grew despite the full-year corporate expenses (the Predecessor had no corporate function), and inflationary pressures experienced in relation to housekeeping, front office and energy.

Corporate Expense and Stock-Based Compensation.    The Predecessor had no corporate function or stock-based compensation. As a result, these expenses for 2004 were only for the period from October 1, 2004 through December 31, 2004. The corporate expenses for 2005 increased $4.2 million, or six times, to $4.9 million in 2005 from $0.7 million for 2004. This increase was again due in part to the fact that these types of expenses were only present in the fourth quarter of 2004. In addition, in 2005 the Company incurred increased expenses typical of other companies in the first full year of existence, in particular for a public reporting entity, such as increases in: audit and tax expense, Board of Directors compensation, legal expense, investor relation expense and expenses related to broadened asset management.

The stock-based compensation, which began October 1, 2004, increased $1.5 million during 2005, from $0.6 million in 2004 to $2.1 million in 2005. The increase of $1.5 million, or 250%, was a combination of the $0.9 million of expense incurred for the shares granted in conjunction with the Strategic Alliance Agreement with the Predecessor and its affiliates, as well as the expense incurred for restricted stock grants to the employees, officers and directors of the Company.

Depreciation and Amortization Expense.    Total depreciation and other amortization expense increased $4.7 million, or 51%, from $9.3 million in 2004 to $14.0 million in 2005. $4.5 million of the increased depreciation and amortization expense was related to the 2005 acquisitions (Embassy Phoenix, Hilton Glendale and Embassy San Juan) depreciation of fixed assets and amortization of franchise fees and loan costs.

Interest Expense.    Total interest expense decreased $0.1 million to $10.8 million in 2005 compared to $10.9 in 2004. The net decrease was the effect of a $75.4 million debt paydown in the fourth quarter of 2004 subsequent to the IPO and the refinancing debt at lower fixed rates. These reductions were offset by interest expense in connection with the debt secured by the 2005 acquisitions and the increased interest rates seen by the LIBOR-based variable rate debt.

Income Taxes.    As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, EHP TRS Holding Co, Inc. is treated as a taxable REIT subsidiary for federal income tax purposes. In addition, the REIT and its subsidiaries will be subject to various state and local income taxes.

The Company had a net tax benefit of $2,758 and $0, respectively, for the periods ending December 31, 2005 and 2004.

	2005	2004
State and local income tax expense	$(565)	$—
Federal and state income tax benefit	3,398	423

Gross income tax benefit	2,833	423
Valuation allowance	(75)	(423)

Net income tax benefit	$2,758	$—

Net Income Available to Common Shareholders.    Our net income available to common shareholders increased $0.4 million, or 15.4%, from $2.6 million in 2004 to $3.0 million in 2005. This increase is the net result of the items discussed above, offset by the $4.5 million in preferred dividends paid out in 2005 as a result of the 4,000,000 shares of 8 1/4% Series A Cumulative Redeemable Preferred Stock issued on June 13, 2005.

Comparison of 2004 to 2003

Overview.    For the purposes of this comparison we have combined the results of the Company (nine hotels as of December 31, 2004) with those of the Predecessor for 2004, whereas, 2003 reflects only the results for the Predecessor. In 2004, the hotel industry began to recover from a challenging year in 2003. In 2003, travel, in general, was affected by a number of factors, including the war in Iraq, intermittently raised terror alert levels as well as an overall weak economy.

During 2004, our general operating strategy was to maintain ADR for the entire portfolio, as compared to many other operators that had been reducing ADR for their portfolios in order to maintain or increase occupancy. The rationale for our strategy was to position our properties for future growth in ADR upon an expected rebound in the economy and hospitality markets. This strategy proved successful as evidenced by our overall portfolio ADR growth of 5.8% in 2005. In 2004, we became more aggressive in pricing group business; this reduced ADR, but increased the occupancy rate and RevPAR.

Revenues.    Total hotel operating revenues increased $7.6 million, or 10.2%, from $74.7 million in 2003 to $82.3 million in 2004. Of this $7.6 million increase, approximately $5.7 million, or 75%, consisted of room revenue and $1.8 million, or 24%, consisted of food and beverage revenue. The Marriott Burr Ridge opened in August, 2004 contributing significantly to the increased revenue, with $1.5 million of total revenue during the four plus months that it had been opened. All of our hotels owned in 2004 showed increases in room revenue and food and beverage revenue, with the increases being the most pronounced at the Hilton Cincinnati Airport, Embassy Suites Hotel Cleveland/Rockside and Embassy Suites Hotel Denver-International Airport. The Embassy Suites Hotel Denver-International Airport is our second most recently opened hotel and continued to penetrate its market. The Embassy Suites Hotel Cleveland/Rockside was still penetrating its market, which has been sluggish for the past several years. The Hilton Cincinnati Airport, with its proximity to the airport, began seeing improvement as a result of the rebound of the airline traffic. Occupancy at these three hotels increased 20.2% from 49.9% in 2003 to 60.0% in 2004, with the Embassy Suites Hotel Denver-International Airport producing almost 20% of the consolidated room revenue increase for our overall hotel portfolio. The occupancy increase at these three hotels in 2004 was driven by a new contract for airline flight crews at the Hilton Cincinnati Airport, continued penetration of the Denver market, and an improving Cleveland market. RevPAR for these three hotels increased $9.73, or 19.7%, to $59.16 in 2004 from $49.43 in 2003.

As mentioned above, room revenue at the other five hotels owned in 2004 increased collectively and individually in 2004 as compared to 2003. Occupancy and RevPAR increased approximately 5% in 2004 as compared to 2003, while the ADR remained flat. The 2004 results were consistent with our overall strategy to increase occupancy while maintaining ADR and positioning ADR for the growth seen in 2005.

Food and beverage revenues generally vary with room revenues. Therefore, more than half of the increase in food and beverage revenue in 2004 as compared to 2003, excluding the food and beverage revenue produced by the Marriott Burr Ridge which opened in August, 2004, was generated collectively by the Hilton Cincinnati Airport, Embassy Suites Hotel Cleveland/Rockside and Embassy Suites Hotel Denver-International Airport, due to increased occupancy at such hotels. The remaining increase was generated at our other hotels as their food and beverage revenue increased in close proportion to the increase in room revenue.

Operating Expenses.    Hotel operating expenses before depreciation and amortization increased by $4.5 million, or 8.3%, from $53.9 million in 2003 to $58.4 million in 2004. Of this amount, $2.5 million was associated with the operation of the Marriott Burr Ridge which did not open until August, 2004, including $0.7 million of pre-opening expenses. The majority of the remaining additional operation expenses were related to those that fluctuate depending upon sales volume, in particular, management fees, food and beverage costs, and housekeeping.

Net Operating Income.    Net operating income increased nearly $2.2 million, or 19.0%, in 2004 from $11.2 million in 2003 to $13.4 million in 2004. This increase demonstrates the operating leverage of increased revenues and costs that do not vary proportionately with volume of sales, even with the expense related to the beginning of operations at the Marriott Burr Ridge and the corporate overhead.

Corporate Expense and Stock-Based Compensation.    The Company completed its IPO on October 6, 2004, but commenced operations effective as of October 1, 2004. As a result, the financial statements only contain corporate overhead expenses from that time until December 31, 2004, because there were no corporate overhead expenses prior to that time. Corporate expense totaled $1.3 million, of which more than 50% was the amortization of restricted common stock granted simultaneously with our IPO.

Depreciation and Amortization Expense.    Total depreciation and other amortization expense decreased by approximately $0.2 million from $9.5 million in 2003 to $9.3 million in 2004. This decrease resulted from certain assets being fully depreciated at the Cincinnati Landmark Marriott and the Hilton Cincinnati Airport.

Interest Expense.    Total interest expense decreased $1.2 million to $10.9 million in 2004 compared to $12.1 in 2003 due largely to the $75.4 million paydown of debt with the proceeds from our initial public offering on October 6, 2004.

Income Taxes.    The Company fully reserved the net deferred tax asset of $0.4 million earned in the period from October 1, 2004 through December 31, 2004. The Predecessor, due to its structure, was not subject to income taxes.

Net Income (Loss).    During the 2004, we generated net income of $2.6 million as compared to a net loss of $(0.7) million in 2003 due to a combination of the items referenced above.

Liquidity and Capital Resources

Our principal source of funds to meet our cash requirements, including distributions to stockholders, is our share of the operating partnership’s cash flow. The operating partnership’s principal source of revenue is the cash flow provided by the hotel operations.

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

Recurring capital expenditures and debt service are the most significant short-term liquidity requirements. During the next 12 months, we expect capital expenditures will be funded by a combination of our replacement reserve accounts and our unsecured credit facility.

We expect to set aside 4% of future hotel revenues (5% with respect to the Hyatt Regency Rochester) in our replacement reserve accounts to fund capital expenditures. We were required by our franchisors to make capital expenditures at the Hyatt Regency Rochester, Embassy Suites Hotel Phoenix-Scottsdale, Hilton Glendale and Embassy Suites Hotel and Casino San Juan in 2005 and are required to do so for the remainder of 2006.

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

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements. For the period ended December 31, 2004 because we had the right and obligation to acquire the remaining 51% interest in the entity that owned the Embassy Suites Hotel Cincinnati-RiverCenter no later than January 31, 2006 in exchange for 427,485 operating partnership units, the assets, liabilities and operations of such entity were included in our consolidated financial statements as required by FIN 46(r). The Company exercised this right and acquired the remaining 51% of the hotel on December 5, 2005.

Distributions to Stockholders

We have elected to be taxed as a REIT commencing with our taxable year ended December 31, 2004. To maintain our status as a REIT, we are required to make annual distributions to our stockholders of at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction and by excluding net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future. Our ability to pay distributions to our stockholders will depend, in part, upon the management of our properties by our independent hotel managers. Distributions to our stockholders will generally be taxable to our stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent not inconsistent with maintaining our REIT status, our TRS may retain any after-tax earnings.

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

Critical Accounting Policies

Our accounting policies are more fully described in the notes accompanying our consolidated financial statements. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.

Consolidation Policy—The accompanying financial statements have been consolidated for all activities from inception (October 1, 2004) through December 31, 2005. Included in this consolidation are the Company’s operating entities (TRS), the limited liability companies that own the hotel properties and EHP OP. In accordance with FIN 46 also included in the consolidation are all activities and balances relating to the Embassy Suites Hotel Cincinnati-RiverCenter in which the Company owned a 49% interest until December 5, 2005, at which time the Company purchased the remaining 51% interest in this hotel. Under FIN 46 the Company was deemed to be the primary beneficiary of this variable interest entity prior to acquiring the remaining 51% because of the Company’s obligation to acquire the remaining interest of this hotel property for 427,485 operating units no later than January 31, 2006. The portion of the statements that reflects activities of the Predecessor, the periods prior to October 1, 2004, have been combined due to the common ownership of the entities. All significant intercompany accounts and transactions among the consolidated and combined entities have been eliminated in the consolidated and combined financial statements.

Revenue Recognition—Hotel revenues, including room, food, beverage and other hotel revenues, are recognized as the related services are delivered. Participating lease revenue is recognized in accordance with lease terms. We generally consider accounts receivable to be fully collectible; however, there were an allowances for doubtful accounts of $17 and $14, respectively, at December 31, 2005 and 2004. If we determine that amounts are uncollectible, which would generally be the result of a customer’s bankruptcy or other economic downturn, such amounts will be charged against operations when that determination is made.

Investment in Hotel Properties—The nine initial hotel properties are stated at the Predecessor’s historical cost, plus an approximate $42.5 million minority interest partial step-up recorded upon formation of the Company on October 1, 2004, related to the acquisition of minority interest from unaffiliated parties related to seven of the initial properties. The hotel properties acquired subsequent to the initial nine hotel properties are stated at our cost. Improvements and additions which extend the life of the property are capitalized.

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

Depreciation and Amortization Expense—Depreciation expense is based on the estimated useful lives of the Company’s assets. Presently, investment in hotel properties, air rights, furniture, fixtures, and equipment are depreciated using the straight-line method over lives which range from 5 to 40 years. While the Company believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income (loss) or the gain or loss on the potential sale of any of the Company’s hotels. Amortization expense is related to franchise agreements with the various franchisors and is incurred ratably over the lives of the agreements. In addition, amortization expense is recognized for the costs relating to our mortgage and credit facilities. Again, these expenses are amortized ratably over the lives of the debt agreements. The Company incurred depreciation and amortization expense of $14.0 million and $2.7 million for the year ended December 31, 2005 and the period from October 1, 2004 through December 31, 2004, respectively. The Predecessor incurred depreciation and amortization expense of $6.6 million for the period of January 1, 2004 through September 30, 2004. The Predecessor also incurred depreciation and amortization expense of $9.5 million for the year ended December 31, 2003. Repairs and maintenance costs that do not extend the useful lives of the Company’s assets or enhance the utility of those assets are expensed as incurred. We were required by our franchisors to make capital expenditures at the Hyatt Regency Rochester, Embassy Suites Hotel Phoenix-Scottsdale, the Hilton Glendale and the Embassy Suites Hotel and Casino San Juan during 2005 and are required to do so for the remainder of 2006.

Recent Accounting Pronouncements—

In January 2003, the FASB issued Interpretation No. 46 (revised December 2003) (“FIN46R”), “Consolidation of Variable Interest Entities, an interpretation of Accounting research Bulletin No. 51, Consolidated Financial Statements.” FIN 46R revises the requirements for consolidation by business enterprises of variable interest entities with specific characteristics. FIN46R is effective immediately for variable interests created after December 31, 2003, and to all other entities no later than the beginning of the first reporting period beginning after March 15, 2004. Additional clarification and guidance was issued during 2004 and 2005. The Company has adopted FIN46R and in compliance with this pronouncement and for the period ended December 31, 2004, consolidated the Embassy Suites Hotel Cincinnati- RiverCenter into the financial statements as a result of our 49% ownership in this hotel and the Company was required to acquire the remaining 51% interest in the hotel in exchange for 427,485 partnership units no later than January 31, 2006. The Company exercised this right and acquired the remaining 51% interest in the hotel on December 5, 2006.

In December 2004, the FASB issued Statement 123 (revised 2004) which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. The FASB and SEC issued additional guidance and clarification to this Statement throughout 2005. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award—the requisite period. Although the Company’s bylaws allow for the issuance of stock options, none have been issued to this point. The Company adopted this pronouncement as of December 31, 2005 and it is expected to have no material effect on the financial statements.

In March 2005, the FASB issued Interpretation No. 47 (“47”), “Accounting for Conditional Asset Retirement Obligations

Contractual Obligations and Commitments

As of December 31, 2005, the Company had the following contractual obligations pursuant to long-term borrowings, leases, purchase obligations not recognized in the financial statements, and all other liabilities reflected in the balance sheet (in thousands):

Contractual Obligations as of December 31, 2005
		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$211,427	$1,616	$41,575	$79,087	$89,149
Operating lease obligations	835	173	229	166	267
Capital lease obligations	112	71	41	—	—
Interest payment obligations	59,806	12,304	24,924	15,025	7,553

Total	$272,180	$14,164	$66,769	$94,278	$96,969

Also, the Company has employment agreements with its Chief Financial Officer and Chief Executive Officer. The agreements are for three years and five years, respectively, expiring in May, 2008, and October, 2009, respectively.

Subsequent Events

On January 17, 2006, we paid a cash dividend of $0.175 per share, for stockholders of record on December 30, 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.

As of December 31, 2005, we had outstanding approximately $46.3 million of variable-rate debt. The impact to our annual results of operations of a one-point change in interest rate on the outstanding balance of variable-rate debt as of December 31, 2005, would be approximately $0.5 million of interest expense. We also had approximately $165.1 million of 5.47% fixed-rate debt outstanding at December 31, 2005. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. We had no other outstanding debt as of December 31, 2005 nor did we have any outstanding interest rate hedge contracts.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of December 31, 2005, it does not consider those exposures or positions which could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

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

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us is timely communicated to the officers who certify our financial reports and to other members of our management and Board of Directors.

Based upon their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States.

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 was effective. All internal control systems, no matter how well designed, have inherent limitations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Therefore, the Company’s internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

During the fourth quarter of 2005, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, those controls.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The required information is incorporated by reference to our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held in May 2006.

Item 11. Executive Compensation

The required information is incorporated by reference to our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held in May 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The required information is incorporated by reference to our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held in May 2006.

Item 13. Certain Relationships and Related Transactions

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held in May 2006.

Item 14. Principal Accountant Fees and Services

The required information is incorporated by reference to our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held in May 2006.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Lists of Documents Filed as Part of this Report

1.	Consolidated Financial Statements, Consolidated Financial Statement Schedules and Report of Independent Registered Public Accounting Firm. See Index on Page F-1.

2.	Exhibits.

Ex.	Description
3	Articles of Amendment and Restatement (including all amendments or articles supplementary thereto), incorporated by reference to Exhibit 3 to the quarterly report on Form 10-Q for the period ended June 30, 2005.

3.1	Bylaws, incorporated by reference to Exhibit 3.2 to the 2004 Registration Statement.

4	Form of common stock certificate, incorporated herein by reference to Exhibit 4 to the 2004 Registration Statement.

10.1	Form of Agreement of Limited Partnership of EHP Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.1 to the 2004 Registration Statement.

10.2	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among EHP Operating Partnership, L. P. and the Grantors named therein (Cincinnati Landmark Marriott), incorporated herein by reference to Exhibit 10.2 to the 2004 Registration Statement.

10.3	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among EHP Operating Partnership, L. P. and the Grantors named therein (Embassy Suites Hotel Denver-International Airport), incorporated herein by reference to Exhibit 10.3 to the 2004 Registration Statement.

10.4	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among EHP Operating Partnership, L. P. and the Grantors named therein (Embassy Suites Hotel Cincinnati-RiverCenter), incorporated herein by reference to Exhibit 10.4 to the 2004 Registration Statement.

10.5	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among EHP Operating Partnership, L. P. and the Grantors named therein (Hilton Cincinnati Airport), incorporated herein by reference to Exhibit 10.5 to the 2004 Registration Statement.

10.6	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among EHP Operating Partnership, L. P. and the Grantors named therein (Embassy Suites Hotel Cleveland/Rockside), incorporated herein by reference to Exhibit 10.6 to the 2004 Registration Statement.

10.7	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among EHP Operating Partnership, L. P. and the Grantors named therein (Embassy Suites Hotel Columbus/Dublin), incorporated herein by reference to Exhibit 10.7 to the 2004 Registration Statement.

10.8	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among EHP Operating Partnership, L. P. and the Grantors named therein (Chicago Marriott Southwest at Burr Ridge), incorporated herein by reference to Exhibit 10.8 to the 2004 Registration Statement.

10.9	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among the Company, Rochester Downtown Hotel, Inc., Rochester Holding Corporation and KY Florida Hotels Investors, Inc. (Hyatt Regency Rochester), incorporated herein by reference to Exhibit 10.9 to the 2004 Registration Statement.

Ex.	Description
10.10	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among the Company, Tampa Westshore Hotel, Inc. and KY Florida Hotels Investors, Inc. (Embassy Suites Hotel Tampa-Airport/Westshore), incorporated herein by reference to Exhibit 10.10 to the 2004 Registration Statement.

10.11	Form of Employment Contract between Eagle Hospitality Properties Trust, Inc. and J. William Blackham, its chief executive officer, incorporated herein by reference to Exhibit 10.11 to the 2004 Registration Statement.*

10.12	2004 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.12 to the 2004 Registration Statement.*

10.13	Form of Management Agreement between EHP TRS Holding Co., Inc. (or its wholly owned subsidiary) and Commonwealth Hotels, Inc., incorporated herein by reference to Exhibit 10.13 to the 2004 Registration Statement.

10.14	Form of Lease between EHP Operating Partnership, L.P. (or its wholly owned subsidiary) and EHP TRS Holding Co., Inc. (or its wholly owned subsidiary), incorporated herein by reference to Exhibit 10.14 to the 2004 Registration Statement.

10.15	Form of Nomination Rights Agreement between Eagle Hospitality Properties Trust, Inc. and Corporex Companies LLC, incorporated herein by reference to Exhibit 10.15 to the 2004 Registration Statement.

10.16	Form of Strategic Alliance Agreement among EHP Operating Partnership, L.P., Eagle Hospitality Properties Trust, Inc., Corporex Companies LLC and William P. Butler, incorporated herein by reference to Exhibit 10.16 to the 2004 Registration Statement.

10.17	Form of Non-Competition and Right of First Refusal Agreement among EHP Operating Partnership, L.P., Eagle Hospitality Properties Trust, Inc., Commonwealth Hotels, Inc., William P. Butler and Daniel T. Fay, incorporated herein by reference to Exhibit 10.17 to the 2004 Registration Statement.

10.18	Subscription Agreement dated May 5, 2004 between Eagle Hospitality Properties Trust, Inc. and Corporex Companies LLC, incorporated herein by reference to Exhibit 10.19 to the 2004 Registration Statement.

10.19	Form of Management Consulting and Advisory Agreement between Eagle Hospitality Properties Trust, Inc. and Corporex Companies LLC, incorporated herein by reference to Exhibit 10.20 to the 2004 Registration Statement.

10.20	Purchase Agreement dated as of December 29, 2004 between EHP Operating Partnership, L.P. and UP Stonecreek, Inc, incorporated herein by reference to Exhibit 10.21 to the annual report on Form 10-K filed March 28, 2005.

10.21	Form of Mortgage Note dated as of February 15, 2005 between subsidiaries of Eagle Hospitality Properties Trust, Inc. as borrowers, and The Prudential Insurance Company of America, as lender, incorporated herein by reference to Exhibit 10.22 to the annual report on Form 10-K filed March 28, 2005.

10.22	Deed of Trust, Assignment and Security Agreement dated as of February 22, 2005 among EHP Phoenix Suites, LLC, Phoenix Suites TRS, Inc. and U.S. Bank National Association, incorporated herein by reference to Exhibit 10.23 to the annual report on Form 10-K filed March 28, 2005.

10.23	Form of Employment Agreement between Eagle Hospitality Properties Trust, Inc. and Raymond D. Martz, incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q for the period ended March 31, 2005.*

Ex.	Description
10.24	Purchase Agreement dated as of May 11, 2005 between EHP Glendale, LLC and Hilton Glendale, L.P., as amended, incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the period ended June 30, 2005.

10.25	Agreement of Purchase and Sale dated as of April 28, 2005 between EHP Glendale, LLC and Hilton Glendale, L.P., as amended, incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the period ended June 30, 2005.

10.26	Loan Agreement dated as of July 7, 2005 between EHP Glendale, LLC and KeyBank National Association, incorporated herein by reference to Exhibit 10.4 to the quarterly report on Form 10-Q for the period ended June 30, 2005.

10.27	2005 Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10 to the current report on Form 8-K filed December 8, 2005.*

10.28	Credit Agreement dated as of December 21, 2005 between Eagle Hospitality Properties Trust, Inc. and U.S Bank, as the administrative agent, Key Bank, as the syndication agent and LaSalle Bank, as the documentation agent.

21	List of Subsidiaries

23.1	Consent of independent registered public accounting firm.

23.2	Consent of independent registered public accounting firm.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Represents management contract or compensatory plan or arrangement.

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

The Board of Directors and Stockholders of

Eagle Hospitality Properties Trust, Inc.

We have audited the accompanying consolidated balance sheet of Eagle Hospitality Properties Trust, Inc (the “Company”) as of December 31, 2005, and the related consolidated statement of operations and comprehensive income, owners’ equity, and cash flows for the year then ended. Our audit also includes the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of the Company for the year ended December 31, 2004, were audited by other auditors whose report dated February 10, 2005, (except for Note 15, as to which the date is February 24, 2005), expressed an unqualified opinion on those statements and schedule.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, present fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006, expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Chicago, Illinois

February	28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Eagle Hospitality Properties Trust, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control, that Eagle Hospitality Properties Trust, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statement of operations and comprehensive income, owners’ equity, and cash flows for year ended December 31, 2005, of the Company and our report dated February 28, 2006, expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Chicago, Illinois

February 28, 2006

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS ($000’s Omitted)

	December 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$8,628	$15,661
Restricted cash—real estate escrows	1,623	1,536
Restricted replacement reserves	5,436	8,704
Accounts receivable, net	6,026	2,437
Due from affiliates, net	32	—
Inventories	620	454
Deferred income taxes	3,323	—
Deferred franchise fees and loan costs, net	3,517	1,747
Prepaid expenses and other assets	1,948	1,606
Investment in hotel properties, net	394,990	220,239

Total assets	$426,143	$252,384

LIABILITIES AND OWNERS’ EQUITY
LIABILITIES:
Notes payable	$211,427	$107,374
Related party debt	—	23,391
Income tax payable	565
Capital lease obligations	112	30
Accounts payable	2,272	1,564
Due to affiliates	—	1,088
Dividends and distributions payable	4,135	—
Accrued expenses	8,649	4,269
Advance deposits	2,098	476

Total liabilities	$229,258	$138,192

Minority interest	13,661	17,035

OWNERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 8.25% Series A—4,000,000 issued and outstanding at December 31, 2005 and none at December 31, 2004	$40	$—
Common stock, $0.01 par value, 100,000,000 shares authorized, 17,382,385 and 17,358,573 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	174	174
Additional paid-in capital	196,847	100,487
Accumulated other comprehensive income	9	22
Deferred compensation	(1,700)	(3,623)
(Dividends in excess of accumulated earnings) retained earnings	(12,146)	97

Total equity	$183,224	$97,157

Total liabilities and equity	$426,143	$252,384

See notes to consolidated and combined financial statements.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(audited, except The Predecessor’s period of January 1, 2004 to September 30, 2004,

000’s Omitted, except per share amounts)

	The Company Year Ended December 31, 2005	The Company Period From October 1, 2004 to December 31, 2004	The Predecessor Period From January 1, 2004 to September 30, 2004	The Predecessor Year Ended December 31, 2003
REVENUES:
Rooms department	$79,972	$14,619	$44,336	$53,297
Food and beverage department	28,882	5,822	14,378	18,381
Participating lease income	2,940	—	—	—
Other operating departments	4,631	784	2,359	2,977

Total Revenue	116,425	21,225	61,073	74,655

EXPENSES:
Hotel expenses	77,085	14,405	41,238	52,130
Management fees—related party	2,218	614	2,116	1,778
Depreciation and amortization	14,013	2,735	6,550	9,518
Corporate general and administrative	4,928	597	—	—
Stock-based compensation	2,144	678	—	—

Total Operating Expenses	100,388	19,029	49,904	63,426

NET OPERATING INCOME	16,037	2,196	11,169	11,229
Interest expense	(10,760)	(2,099)	(8,753)	(12,060)
Interest income	485	33	124	104
Other income	33	—	—	10

Income before minority interest and provision for income taxes	5,795	130	2,540	(717)
Income tax benefit	2,758	—	—	—
Minority interest expense	(1,060)	(33)

NET INCOME (LOSS)	$7,493	$97	$2,540	$(717)
Distributions to preferred shareholders	(4,538)	—	—	—

Net income (loss) available to common shareholders	$2,955	$97	$2,540	$(717)
Unrealized (loss) income on marketable securities	(13)	22	19	55
Effect of interest rate swap	—	—	716	891

COMPREHENSIVE INCOME	$2,942	$119	$3,275	$229

Basic earnings per share	$0.16	$0.01
Fully diluted income per share	$0.16	$0.00
Weighted average basic shares outstanding	17,127	16,917
Weighted average diluted shares outstanding	23,142	22,911

See notes to consolidated and combined financial statements.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENT OF OWNERS’ EQUITY

Predecessor from January 1, 2003 through September 30, 2004, and

Company from October 1, 2004 (Inception) to December 31, 2005

(000’s)

	Preferred Stock	Common Stock/ Partnership Unit	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Dividends in Excess of Accumulated in Earnings	Total
Balance at January 1, 2003	$—	$37	$(20,885)	$—	$—	$—	$(20,848)
Subscriptions Receivable	—	—	225	—	—	—	225
Contributions	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	(4,807)	(4,807)
Comprehensive income (loss)	—	—	—	—	—	229	229

Balance at December 31, 2003	$—	$37	$(20,660)	$—	$—	$(4,578)	$(25,201)
Contributions	—	—	11,264	—	—	—	11,264
Distributions	—	—	—	—	—	(2,852)	(2,852)
Comprehensive income (loss)	—	—	—	—	—	3,275	3,275

Balance at September 30, 2004	$—	$37	$(9,396)	$—	$—	$(4,155)	$(13,514)

Formation Transactions on October 1, 2004:
Issuance of shares in connection with IPO:	—	168	163,347	—	—	—	163,515
Offering and pre-IPO expense	—	—	(14,186)	—	—	—	(14,186)
Issuance of shares for initial properties	—	1	1,427	—	—	—	1,428
Establish minority interest	—	—	(17,002)	—	—	—	(17,002)
Issuance of restricted shares	—	5	4,296	(4,301)	—	—	—
Amortization of deferred compensation	—	—		678	—	—	678
Accumulated other comprehensive income	—	—		—	22	—	22
Issuance of operating units	—	—	58,432	—	—	—	58,432
Consideration given in excess of fair value, plus minority interest step-up	—	—	(95,827)	—	—	—	(95,827)
Net Income	—	—		—	—	97	97

Balance at December 31, 2004	$—	$174	$100,487	$(3,623)	$22	$97	$97,157
Issuance of preferred shares	40	—	96,416	—	—	—	96,456
Common dividends paid, $0.70 per share	—	—	—	—	—	(12,155)	(12,155)
Common dividends declared, $0.175 per share						(3,041)	(3,041)
Preferred dividends paid, $1.134 per share						(4,538)	(4,538)
Issuance of restricted shares	—	—	221	(221)	—	—	—
Amortization of deferred compensation	—	—	—	2,144	—	—	2,144
Adjustment to opening balance sheet	—	—	(278)	—	—	—	(278)
Unrealized loss on investments	—	—	—	—	(13)	—	(13)
Net income	—	—	—	—	—	7,493	7,493

Balance at December 31, 2005	$40	$174	$196,846	$(1,700)	$9	$(12,144)	$183,225

See notes to consolidated and combined financial statements.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS ($000’s)

	The Company	The Company	The Predecessor	The Predecessor
	Year Ended December 31, 2005	Period from October 1, 2004 to December 31, 2004	Period from January 1, 2004 to September 30, 2004	Year Ended December 31, 2003
Cash flows from operating activities:
Net income (loss)	$7,493	$97	$2,540	$(717)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(3,323)	—	—	—
Depreciation	13,523	2,735	6,550	9,518
Other income	(33)	—	—	(11)
Amortization of deferred loan fees and franchise rights	493	—	—	—
Amortization of stock compensation	2,144	678	—	—
Minority interest	1,060	33	—	—
Changes in assets and liabilities:
Restricted cash—tax escrow	(87)	532	(675)	(164)
Accounts receivables	(2,771)	(1,990)	(1,068)	73
Inventory, prepaid expenses, and other assets	(637)	(855)	210	116
Due to/from affiliates, net	(1,120)	799	136	589
Accounts payable, accrued expenses and advance deposits	10,477	(887)	1,608	(241)

Net cash provided by operating activities	$27,219	$1,142	$9,301	$9,163
Cash flows from investing activities:
Acquisition of hotel properties	$(173,264)	$(56,080)	$—	$—
Capital expenditures	(14,108)	(1,237)	(4,659)	(1,199)
Purchase of investments	—	—	—	(732)
Proceeds from sale of assets	33	—	—	11
Restricted cash—replacement reserves	3,255	—	—	(426)

Net cash used in investing activities	$(184,084)	$(57,317)	$(4,659)	$(2,346)
Cash flows from financing activities:
Proceeds from financing	$217,745	$—	$3,522	$4,136
Deferred loan costs paid	(1,922)	(1,242)	(63)	(333)
Debt principal payments	(113,692)	(54,650)	(2,296)	(5,216)
Proceeds from initial public offering		163,515
Cost of initial public offering		(14,186)
Proceeds from preferred stock offering	100,000	—	—	—
Cost of preferred stock offering	(3,544)	—	—	—
Proceeds from affiliate financing	—	—	791	846
Payment of related party loan	(23,391)	(21,549)	(329)	(2,397)
Payment on capital lease obligations	(64)	(53)	(164)	(191)
Payments of preferred stock dividends	(4,538)	—	—	—
Subscription receivable	—	—	—	225
Common stock dividends and distributions declared	(20,484)	—	(2,852)	(4,807)
Adjustments to opening balance sheet	(278)	—	—	—

Net cash provided by (used in) financing activities	$149,832	$71,835	$(1,391)	$(7,737)

Net (decrease) increase in cash and cash equivalents	$(7,033)	$15,660	$3,251	$(920)
Cash and cash equivalents, beginning of year	15,661	1	1,199	2,119

Cash and cash equivalents, end of period	$8,628	$15,661	$4,450	$1,199

See notes to consolidated and combined financial statements.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004, and 2003

1.	Organization and Description of Business

Eagle Hospitality Properties Trust, Inc. (the “Company”), a hotel investment company is a self-advised real estate investment trust (“REIT”), which commenced operations on October 1, 2004 when it completed its initial public offering (“IPO”) and concurrently consummated certain other formation transactions, including the acquisition of a 100% interest in eight hotels and a 49% interest in one other hotel, all of which were previously owned by Corporex Companies, LLC (“Corporex”). Because we had the right and obligation to acquire the remaining 51% interest in such entity from Corporex no later than January 31, 2006 in exchange for 427,485 operating partnership units, the assets, liabilities and operations of such entity are included in our consolidated financial statements. On December 5, 2005, the Company exercised this right and acquired the remaining 51% interest in this hotel property in exchange for 427,485 operating partnership units.

At September 30, 2005, the Embassy Suites Hotel Denver International Airport achieved the required measurements as outlined in the earn-out provisions of the original acquisition agreement and in accordance with the terms of the earn-out provisions 250,000 additional operating partnership units were issued to the former owners of this hotel on December 5, 2005.

Our operating partnership, EHP Operating Partnership, L.P. (“EHP OP”) was organized as a limited partnership under the laws of the state of Maryland. The Company is the sole general partner of and owns approximately 74% of the limited partnership units in our operating partnership. Limited partners (including certain of our officers and directors) own the remaining operating partnership units. After one year from the date partnership units are issued, partnership operating units may generally be redeemed for the cash value of one share of our common stock or, at our sole option, one share of common stock.

EHP TRS Holding Co, Inc. (“EHP TRS”), our taxable REIT subsidiary, was incorporated as a Maryland corporation. Each of our hotel properties are leased to EHP TRS, which engages hotel management companies to manage and operate the hotels under management contracts. Under applicable REIT tax rules, neither we nor our operating partnership can directly undertake the daily management activities of our hotels. Therefore, our operating partnership and principal source of funds will be dependent on EHP TRS’s ability to generate cash flow from the operation of the hotels. EHP TRS will pay income taxes at regular corporate rates on its taxable income.

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

On June 13, 2005, the Company issued 4,000,000 shares of 8 1/4% Series A Cumulative Redeemable Preferred Stock, redeemable solely at our option. The net proceeds of this issuance was $96.5 million. The proceeds were used to purchase hotel properties and for general corporate and working capital purposes.

In addition to the nine hotels acquired in conjunction with the initial public offering in 2004, the Company acquired the following hotels in 2005:

•	the 270-room Embassy Suites Hotel Phoenix-Scottsdale for a net purchase price of $33.1 million on February 22, 2005;

•	the 351-room Hilton Glendale in Glendale, California for a net purchase price of $80.0 million on June 23, 2005; and

•	the 299-room Embassy Suites Hotel and Casino San Juan in San Juan, Puerto Rico for a net purchase price of $60.2 million on June 28, 2005.

As of December 31, 2005, we owned twelve hotels all of which are located in the United States. We currently have no foreign operations, and all of our operations are within the hotel lodging industry.

2.	Basis of Presentation

These consolidated financial statements presented herein include all of the accounts of the Company beginning with its commencement of operations on October 1, 2004. Prior to that time, this report includes the combined financial statements of the Predecessor. Certain previously reported amounts have been reclassified to conform to the current presentation.

On the consolidated and combined statements of cash flows for the period from October 1, 2004 to December 31, 2004, the Company reclassified deferred loan costs paid of $1.2 million from cash flow from operating activities to cash flow from financing activities, resulting in a change in net cash used in operating activities of $0.1 million to net cash provided by operating activities of $1.1 million and a change in net cash provided by financing activities of $73.0 million to net cash provided by financing activities of $71.8 million.

On the consolidated and combined statements of cash flows for the year ended December 31, 2003, the Company reclassified the change in restricted cash related to replacement reserves of $0.4 million from cash flow from operating activities to cash flow from investing activities, resulting in a change in net cash provided by operating activities of $8.8 million to net cash provided by operating activities of $9.2 million and a change in net cash used in investing activities of $1.9 million to net cash used in investing activities of $2.3 million.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

3.	Significant Accounting Policies Summary

Principles of Consolidation—The accompanying financial statements have been consolidated for all activities from inception (October 1, 2004) through December 31, 2005. Included in this consolidation are the Company’s operating entities (TRS), the limited liability companies that own the hotel properties and EHP Operating Partnership. In accordance with FIN 46 also included in the consolidation are all activities and balances relating to the Embassy Suites Hotel Cincinnati-RiverCenter in which the Company owned only a 49% interest until acquiring the remaining 51% on December 5, 2005 in exchange for 427,485 partnership units. Under FIN 46 the Company was deemed to have been the primary beneficiary of this variable interest entity prior to acquiring the remaining 51% because the Company was obligated to acquire the remaining 51% of this hotel property no later than January 31, 2006. The portion of the statements that reflects activities of the Predecessor, the periods prior to October 1, 2004, have been combined due to the common ownership of the entities. All significant intercompany accounts and transactions among the consolidated and combined entities have been eliminated in the consolidated and combined financial statements.

Revenue Recognition—Revenues include room, food, beverage, and other hotel revenues such as long-distance telephone service, laundry, and space rentals. These items are recorded as revenue as the services or products are provided to hotel guests. Participating lease revenue is recognized in accordance with lease terms.

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

Investment in Hotel Properties—The nine initial hotel properties are stated at the Predecessor’s historical cost, plus an approximate $42.5 million minority interest partial step-up recorded upon formation of the Company on October 1, 2004, related to the acquisition of minority interest from unaffiliated parties related to seven of the initial properties. The hotel properties acquired subsequent to the initial nine hotel properties are stated at our cost. Improvements and additions which extend the life of the property are capitalized.

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

Depreciation and Amortization Expense—Depreciation expense is based on the estimated useful lives of the Company’s assets. Presently, investment in hotel properties, air rights, furniture, fixtures, and equipment are depreciated using the straight-line method over lives which range from 5 to 40 years. Amortization expense is related to franchise agreements with the various franchisors and is incurred ratably over the lives of the agreements. In addition, amortization expense is recognized for the costs relating to our mortgage and credit facilities. Again, these expenses are amortized ratably over the lives of the debt agreements. The Company incurred depreciation and amortization expense of $14.0 million and $2.7

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

million for the year ended December 31, 2005 and the period from October 1, 2004 through December 31, 2004, respectively. The Predecessor incurred depreciation and amortization expense of $6.6 million for the period of January 1, 2004 through September 30, 2004. The Predecessor also incurred depreciation and amortization expense of $9.5 million for the year ended December 31, 2003. Repairs and maintenance costs that do not extend the useful lives of the Company’s assets or enhance the utility of those assets are expensed as incurred. We were required by our franchisors to make capital expenditures at the Hyatt Regency Rochester, Embassy Suites Hotel Phoenix-Scottsdale, the Hilton Glendale and the Embassy Suites Hotel and Casino San Juan during 2005 and are required to do so for the remainder of 2006.

Cash and Cash Equivalents—Cash and cash equivalents represent cash on hand and in banks and cash equivalents with maturities of less than 90 days.

Restricted Cash—Restricted cash consists of cash held in escrow reserves required by franchisors and/or lenders that relate to the payment of capital expenditures, real estate taxes and insurance.

Accounts Receivable—Accounts receivable consists primarily of meeting and banquet room rental and hotel guest receivables. The Company generally does not require collateral. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible. There was an allowance for doubtful accounts receivable of $17 at December 31, 2005 and $14 at December 31, 2004.

Inventories—Inventories consist primarily of food and beverages, and are stated at the lower of cost or market value. Cost is generally determined using the first-in, first-out method.

Deferred Loan Fees, Net—Deferred loan fees are recorded at cost and amortized using the level yield which approximates the straight-line method over the terms of the related debt. The amount of deferred debt costs at December 31, 2005 and 2004 were carried at a cost of $3.1 million and $1.2 million, respectively. The accumulated amortization was $0.4 million and $0, respectively, as of December 31, 2005 and 2004.

Investments—Marketable securities are comprised primarily of mutual funds, stocks and stock funds carried at market value. In accordance with SFAS 115, the investments in marketable securities have been classified as available for sale. The recorded cost of investments which are considered to be available for sale is adjusted to fair market value. The difference between cost and fair value is classified as accumulated other comprehensive income in the equity section of the balance sheet. The cost of the marketable securities reflected in the accompanying consolidated and combined balance sheets at December 31, 2005 and 2004, is $0.3 million and $3.3 million, respectively.

Advertising Costs—Advertising costs are expensed as incurred. For the year ended December 31, 2005 and for the period from October 1, 2004 to December 31, 2004, the Company incurred advertising costs of approximately $8.4 million and $1.5 million, respectively. For the period from January 1, 2004 to September 30, 2004, and for the year ended December 31, 2003, the Predecessor incurred advertising costs of approximately $4.3 million and $5.3 million, respectively. Advertising costs are included in hotel expenses in the accompanying consolidated and combined statements of operations. We also pay advertising fees pursuant to the franchise agreements with Marriott and Hilton.

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

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

Deferred Franchise Asset—Deferred franchise asset at December 31, 2004 represents the fair value of the franchise agreements associated with the Marriott, Hilton, and Embassy Suites hotels. These fees are carried at a cost of $0.8 million and $0.5 million at December 31, 2005 and 2004, respectively. The accumulated amortization at December 31, 2005 and 2004, respectively, was $0.1 million and $0. The cost carried by the Predecessor at December 31, 2003 was $0.6 million with accumulated amortization of $0.2 million. These agreements have varying remaining lives, from 2010 to 2025, and we have valued those remaining lives accordingly. The deferred franchise fees for the Predecessor consisted of the initial franchise fees paid to Marriott International, Inc. and Hilton Hotels, less the amortization of those fees.

Income Taxes—As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, EHP TRS Holding Co., Inc. is treated as a taxable REIT subsidiary for federal income tax purposes. In addition, the REIT and its subsidiaries are subject to various state and local income taxes.

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

Stock-Based Compensation—The Company accounts for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued Employees.” In connection with the Company’s formation, the Company established the 2004 Long-Term Incentive Plan (the “Stock Plan”). The Company has issued a net total of 465,012 shares of restricted stock under the Stock Plan to its executives, directors, and certain employees of the Company, the Predecessor and its affiliates. The vesting periods for these shares range from one to five years. Such shares are charged to compensation expense on a straight-line basis over the vesting period based on the price on the date of issuance. For the year ending December 31, 2005, the Company incurred total compensation expense of $2.1 million related to these restricted shares. For the period from inception through December 31, 2004, the Company recognized compensation expense of approximately $0.6 million related to these restricted shares. Under the Stock Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. At December 31, 2005, no performance-based stock awards have been issued other than the restricted stock discussed above. The amount of shares available for issuance under this plan increased by 131,435 shares on January 1, 2005, pursuant to the provisions of the plan. At December 31, 2005, the Company had approximately 529,755 remaining shares available for future issuance under the Stock Plan.

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

The number of shares reserved and available for awards issued under the incentive plan initially was 655,000 shares, plus an annual increase to be added on the last day of our fiscal year in each year, beginning in 2004, equal to the lesser of the following:

•	a number of shares equal to 5.0% of any additional shares of common stock or operating partnership units issued after the closing initial public offering; or

•	an amount determined by our board of directors or governance and compensation committee.

There were 256,680 shares of restricted stock issued under this plan at December 31, 2005.

Segments—The Company presently operates in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotels through either acquisition or new development. The Predecessor also only operated within the direct hotel investments segment.

Recent Accounting Pronouncements—

In January 2003, the FASB issued Interpretation No. 46 (revised December 2003) (“FIN46R”), “Consolidation of Variable Interest Entities, an interpretation of Accounting research Bulletin No. 51, Consolidated Financial Statements.” FIN 46R revises the requirements for consolidation by business enterprises of variable interest entities with specific characteristics. FIN46R is effective immediately for variable interests created after December 31, 2003, and to all other entities no later than the beginning of the first reporting period beginning after March 15, 2004. Additional clarification and guidance was issued during 2004 and 2005. The Company has adopted FIN46R and in compliance with this pronouncement and for the period ended December 31, 2004, consolidated the Embassy Suites Hotel Cincinnati- RiverCenter into the financial statements as a result of our 49% ownership in this hotel and the Company was required to acquire the remaining 51% interest in the hotel in exchange for 427,485 partnership units no later than January 31, 2006. The Company exercised this right and acquired the remaining 51% interest in this hotel on December 5, 2005.

In December 2004, the FASB issued Statement 123 (revised 2004) which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. The FASB and SEC issued additional guidance and clarification to this Statement throughout 2005. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

exchange for the award—the requisite period. Although the Company’s bylaws allow for the issuance of stock options, none have been issued to this point. The Company adopted this pronouncement as of December 31, 2005 and it is expected to have no material effect on the financial statements.

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

5.	Investment in Hotel Properties

Investment in hotel properties consists of the following as of December 31, 2005 and 2004. All amounts are in thousands:

	December 31,
	2005	2004
Land and improvements	$31,337	$11,903
Buildings and leasehold rights	349,559	196,775
Furniture, fixtures, and equipment	30,351	14,296

Total property and equipment	411,247	222,974
Accumulated depreciation	(16,257)	(2,735)

Investment in hotel properties, net	$394,990	$220,239

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

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

The Company had a net tax benefit of $2,758 and $0, respectively, for the periods ending December 31, 2005 and 2004.

	2005	2004
State and local income tax expense	$(565)	$—
Federal and state income tax benefit	3,398	423

Gross income tax benefit	2,833	423
Valuation allowance	(75)	(423)

Net income tax benefit	$2,758	$—

The Company’s deferred tax asset related to its taxable REIT subsidiary (“TRS”) and related valuation allowance consisted of the following for the periods ending December 31, 2005 and 2004:

	2005	2004
State deferred tax asset	$360	$—
Federal deferred tax asset	3,038	423

Gross deferred tax asset	3,398	423
Valuation allowance	(75)	(423)

Net deferred tax asset	$3,323	$—

The Company had an income tax payable of $565 and $0, respectively as of December 31, 2005 and 2004.

	2005	2004
State and local income tax payable	$565	$—
Federal income tax payable	—	—

Income tax payable	565	—

The dividends paid to the holders of the preferred stock in 2005 are taxable as ordinary income and the dividends paid to the holders of common stock are deemed to be a return of capital.

7.	Minority Interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on limited partnership percentage ownership for the period. Upon formation of the Company on October 1, 2004, the Company issued 5,566,352 units of limited partnership interest to affiliates, plus another 427,485 partnership units were issued on December 5, 2005 in exchange for the remaining 51% of the Embassy Suites Hotel Cincinnati—RiverCenter. An additional 250,000 partnership units were issued to the former owners of the Embassy Suites Hotel Denver International Airport on December 5, 2005, in compliance with the earn-out provisions in the original purchase agreement. This total of 6,243,837 of partnership units represents an approximate minority interest ownership of 26%. After a one-year holding period from the date of issuance, partnership units may be redeemed for the cash value of one share of our common stock or, at our sole option, one share of common stock.

8.	Related Party Transactions

Hotel Management Agreements—Nine of our hotels are subject to management agreements with Commonwealth Hotels, Inc. and as such, the Company is obligated to pay monthly management fees equal

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

to 2.50% of gross revenues in 2005, 2.75% in 2006, and 3.00% of gross revenues in 2007 and the years thereafter. These management agreements are for a term of ten years, with a renewal option for one additional five-year period.

If the Company terminates a management agreement on any of the properties prior to its expiration, due to sale of the property, the Company may be required to pay a substantial termination fee. The Company’s Chairman is the majority shareholder in Commonwealth Hotels, Inc. Management and incentive fees earned by Commonwealth for the year ending December 31, 2005 and the period from October 1, 2004 and ending December 31, 2004 were $2.2 million and $0.6 million, respectively. The management and incentive fees expensed by the Predecessor for the periods ending September 30, 2004 and December 31, 2003, $2.1 million and $1.8 million, respectively. At December 31, 2005 and 2004, respectively, the Company owed Commonwealth $0.2 and $0.3 million in management fees payable.

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

Strategic Alliance Agreement—The Company entered into a Strategic Alliance Agreement (“SAA”) at the time of its initial public offering with Corporex and affiliated parties. The SAA provides the Company with the right of first refusal for development opportunities with Corporex and affiliates, as well as a non-compete clause for markets in which we own or have an investment. The agreement expires October 1, 2014. Corporex received 208,332 shares of restricted common stock in conjunction with the SAA. The shares vested October 1, 2005. For the periods ending December 31, 2005 and 2004, the Company incurred approximately $1.5 million and $0.5 million, respectively, in expense as a result of the amortization of these shares.

Related Party Debt—Related party term debt for the Predecessor and the Company is as follows:

The Company incurred interest expense for the related party debt of $0.2 million and $0.3 million for the year ending December 31, 2005 and the period from October 1, 2004 through December 31, 2004, respectively. The Predecessor incurred interest expense for the related party debt of $0.7 million and $1.0 million, for the periods ending September 30, 2004 and December 31, 2003, respectively.

($000s)	2005	2004
First mortgage payable to Corporex in monthly installments of $36 fixed principal and interest at the 30 day LIBOR rate plus 2.75%; due August 2005 with a balloon payment of $23,141. The loan was collateralized by all the real and personal property of the Embassy Suites Hotel Cleveland/Rockside. The loan was paid off in February 2005.	$—	$23,391

Total	$—	$23,391

Transition Services—From October 1, 2004 through December 31, 2005, the Company agreed to make Mr. Blackham available to provide certain consulting and advisory transition services to Corporex in areas unrelated to our core business. The Company was compensated (in thousands) $10 per month for providing these services. In 2005 and 2004 the Company received $120 and $30, respectively, related to this agreement.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

Leased Office Space—The Company’s headquarters are located in an office building that is owned by the Company’s Chairman and affiliates and the Company’s Chief Executive Officer. We entered into a lease for this office space subsequent to the offering at terms approximating the fair market value. We are obligated to pay $0.6 million in rent over a ten-year period, or on average, approximately (in thousands) $5 per month. In addition to the rent payments we will also be subject to a common area maintenance fee allocation related to this office space. During 2005, we incurred approximately $0.1 million in rental and common area maintenance fees relating to this lease.

9.	Commitments and Contingencies

Restricted Cash—Under certain existing loan agreements, the Company is obligated to escrow payments for insurance and real estate taxes. In addition, for provisions in management company agreements, or debt or loan agreements related to certain properties require the Company to escrow 4% of gross revenue for capital improvements.

Contingent Consideration—The purchase price excludes earn-out payments totaling in the aggregate up to 833,333 additional operating partnership units, which will be payable over a three-year period to the original contributors of the Embassy Suites Hotel Columbus/Dublin, the Embassy Suites Hotel Cleveland/Rockside and the Embassy Suites Hotel Denver-International Airport only if certain operating measurements are achieved on any trailing 12-month basis within three years from the contribution. As the Embassy Suites Hotel Denver-International Airport met its earn-out requirements for the 12-month period ending September 30, 2005, an additional 250,000 operating partnership units were issued to the former owners of this hotel on December 5, 2005.

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

These franchise agreements expire beginning in 2010 through 2025. When the term of a franchise expires, the franchisor has no obligation to issue a new franchise. The loss of a franchise could have a material adverse effect on the operations or the underlying value of the affected hotel because of the loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. The loss of a franchise could also have a material adverse effect on cash available for distribution to stockholders. In addition, if the Company terminates a franchise prior to its expiration date, the Company would be required to pay a termination fee.

Hyatt Regency Rochester Management Agreement—The Hyatt Regency Rochester is managed under an agreement with the Hyatt Corporation that expires in 2022. Under the terms of this agreement the Hyatt Corporation receives a base management fee equal to 4% of the gross revenue of the hotel. Hyatt Corporation is also eligible to receive an incentive fee, payable in monthly installments, equal to the amount by which 20% of the profit for a fiscal year exceeds the base fee for that fiscal year. The Company paid incentive fees to Hyatt of $61 and $0 for the year ended December 31, 2005 and the period from October 1, 2004 to December 31, 2004, respectively. The Predecessor paid incentive fees to Hyatt of $32 and $20 for the period from January 1, 2004 to September 30, 2004 and for the year ended December 31, 2003, respectively.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

Management Fees—All of our hotels, except the Hyatt Regency Rochester, the Hilton Glendale and the Embassy Suites Hotel and Casino San Juan, are subject to management agreements with Commonwealth (which is 85% owned by our Chairman, William P. Butler) and as such, the Company is obligated to pay monthly management fees equal to 2.50% of gross revenues in 2005, 2.75% in 2006, and 3.00% of gross revenues in 2007 and the years thereafter. Commonwealth is also eligible under certain conditions to receive incentive fees. These management agreements have ten-year terms, with a renewal option for one additional five-year period. If the Company terminates a management agreement on one of our properties prior to its expiration, due to sale of the property, the Company may be required to pay a substantial termination fee. The Company expensed $2.2 million and $0.6 million under these agreements for the period ending December 31, 2005 and for the period from October 1, 2004 through December 31, 2004, respectively. The Predecessor expensed $2.1 million and $1.8 million for the periods ending September 30, 2004 and December 31, 2003, respectively. Included in these amounts expensed by the Company were incentive fees of $16 and $0 for the year ended December 31, 2005 and the period from October 1, 2004 to December 31, 2004, respectively. Incentive fees of $368 and $253 were expensed by the Predecessor for the period from January 1, 2004 to September 30, 2004 and for the year ended December 31, 2003, respectively, and were included in management fees.

Leases—The Embassy Suites Hotel Cincinnati-RiverCenter is subject to a lease agreement for hotel building “air rights” with the City of Covington, Kentucky. The hotel “air rights” lease agreement requires the payment of 5% of the amount by which room revenue exceeds $4.5 million in a twelve-month period. The rent year commences June of each year. The Company can elect to convert this rent year to a calendar year whereby the $4.5 million would be prorated for the first year calculation. The Company has not made this calendar year election. The “air rights” lease agreement expires in June 2015 and has five consecutive automatic renewal options of 25 years each unless the Company gives written notice to the City that it is not renewing the lease. The Company incurred rent expense (in thousands) of approximately $0.2 million and $0.1 million for the period ended December 31, 2005 and from October 1, 2004 to December 31, 2004, respectively. Rent expense incurred by the Predecessor for the periods ended September 30, 2004 and December 31, 2003 (in thousands) was approximately $0.2 million for each period.

The Cincinnati Landmark Marriott is subject to a lease agreement for hotel building “air rights” with The Commonwealth of Kentucky. The hotel “air rights” lease agreement requires no further payments for the entire term of the lease. The “air rights” lease expires on January 3, 2093 at 12:01 a.m. but may be extended to 2143.

The Hyatt Regency Rochester is owned pursuant to a ground lease with the County of Monroe Industrial Development Agency that expires in 2020, at which time we can purchase the property for $1.00.

The Company has entered into other non-cancelable operating leases related to certain equipment and facilities. As of December 31, 2005, future minimum annual commitments for non-cancelable operating lease agreements are as follows (in thousands):

Operating Leases
2006	$173
2007	135
2008	94
2009	88
2010	78
Thereafter	267

Total future minimum operating lease payments	$835

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

Employment Agreements—The Company has entered into employment agreements with the Chief Financial Officer and the Chief Executive Officer, which provide for minimum annual base salaries, other fringe benefits, and non-compete clauses as determined by the Company’s Board of Directors. The agreements have terms expiring May, 2008 and October, 2009, respectively.

Litigation—We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Tax Indemnifications—Under the tax indemnification agreements, the Company has agreed to provide tax indemnification, which would range between $45 million and $75 million, to the original contributors against certain tax consequences of the sale. We have agreed to pay the contributor’s tax liability with respect to gain allocated to the contributor under Section 704(c) of the Internal Revenue Code if we dispose of a property contributed by the contributor in a taxable transaction during a “protected period”, which continues until the earlier of: a) October 1, 2014, or b) the date on which the contributor no longer owns, in the aggregate, at least 25% of the units we issued to the contributor at the time of its contribution of property to our operating partnership.

10.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, amounts due from or to affiliates, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these financial instruments.

As of December 31, 2005 the carrying values of the variable rate notes payable, and capital leases payable approximate their fair values because the interest rates on these on these financial instruments are variable or approximate current interest rates charged on similar financial instruments. We believe that the book value of the $165.1 million of fixed rate debt, which has a weighted average interest rate of 5.47% at December 31, 2005, approximates the fair value of the debt.

Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

11.	Supplemental Cash Flow Information

On January 10, 2005, our Board of Directors declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on February 1, 2005 to holders of record as of January 18, 2005. The total amount of the dividends and distributions paid to holders of our common stock and operating partnership units was $4.1 million.

On February 18, 2005, we finalized an $81.8 million five-year, non-recourse loan with Prudential. This loan involves both a fixed-rate and floating-rate component with $58.0 million fixed at an interest rate of 5.43% and the remainder having a variable interest rate of 175 basis points over 30-day LIBOR. Approximately $68 million of the proceeds were used to paydown $4.0 million of the loan for the Embassy Suites Columbus/Dublin and to retire the loans for the Cincinnati Landmark Marriott, the Embassy Suites Hotel Cleveland/Rockside (related party loan from Corporex) and the Embassy Suites Hotel Denver-

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

International Airport. This loan is subject to certain financial covenants and is collateralized by the Cincinnati Landmark Marriott, the Embassy Suites Hotel Cleveland/Rockside, and the Embassy Suites Hotel Tampa-Airport/Westshore.

On March 31, 2005, Eagle declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on April 14, 2005, to holders of record as of April 6, 2005. The total amount of the dividends paid to holders of our common stock was $3.0 million and $1.1 million was paid to holders of operating partnership units.

On June 13, 2005, the Company issued 4,000,000 shares of 8 1/4% Series A Cumulative Redeemable Preferred Stock. The net proceeds of this issuance were $96.5 million.

On June 17, 2005, Eagle declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on July 15, 2005, to holders of record as of June 30, 2005. The total amount of the dividends paid to holders of our common stock was $3.0 million and $1.1 million was paid to holders of operating partnership units.

On June 17, 2005, Eagle declared a prorated quarterly dividend of $0.103125 per 8 1/4% Series A Cumulative Redeemable Preferred Share for the period from June 13, 2005 to June 30, 2005 to holders of record as of June 20, 2005. The total amount of dividends paid to holders of the preferred shares was $0.4 million and was paid on June 30, 2005.

On September 7, 2005, Eagle closed a $38.2 million seven-year loan with Wachovia Bank. This loan has a fixed rate of 5.14% and is interest-only for the first 30 months. This loan is secured by the 299-room Embassy Suites Hotel & Casino San Juan in San Juan, Puerto Rico. The proceeds from this loan were used to repay the loans collateralized by the Embassy Suites Hotel Columbus/Dublin and the Embassy Suites Hotel Phoenix-Scottsdale.

On September 9, 2005, Eagle declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on October 17, 2005, to holders of record as of September 30, 2005. The total amount of the dividends paid to holders of our common stock was $3.0 million and $1.1 million was paid to holders of operating partnership units.

On September 9, 2005, Eagle declared a quarterly dividend of $0.515625 per 8 1/4% Series A Cumulative Redeemable Preferred Share for the period ended September 30, 2005 to holders of record as of September 20, 2005. The total amount of dividends paid to holders of the preferred shares was $2.1 million and was paid on September 30, 2005.

On October 3, 2005, Eagle closed on a $26.0 million 90-day, bridge facility with U.S. Bank at a variable rate of 30-day LIBOR plus 2.25%. This loan is secured by the Embassy Suites Hotel Phoenix-Scottsdale and the Embassy Suites Hotel Cincinnati-RiverCenter. $21.8 million of this bridge facility was used to pay off the loans on the Embassy Suites Hotel Cincinnati-RiverCenter and the Marriott Burr Ridge.

On December 9, 2005, Eagle declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on January 17, 2006, to holders of record as of December 30, 2005. The total amount of the dividends paid to holders of our common stock was $3.0 million and $1.1

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

million was paid to holders of operating partnership units. This dividend is in “Accrued expenses” on the December 31, 2005 Balance Sheet. For federal income tax purposes this dividend will be treated as a distribution that occurred in 2006.

On December 9, 2005, Eagle declared a quarterly dividend of $0.515625 per 8 1/4% Series A Cumulative Redeemable Preferred Share for the period ended December 31, 2005 to holders of record as of December 20, 2005. The total amount of dividends paid to holders of the preferred shares was $2.1 million and was paid on December 30, 2005.

On December 21, 2005, the Company completed a $110 million senior unsecured credit facility by and among U.S. Bank, as the Administrative Agent, Key Bank, as the Syndication Agent, and LaSalle Bank, as the Documentation Agent. The credit agreement, which can be increased at our option to $200 million, matures January 1, 2009 and has a one-year extension option. The interest on the facility is based on a spread over LIBOR of 160 basis points to 325 basis points, depending on the Company’s leverage levels. Based on the Company’s current leverage, the current rate is LIBOR plus 225 basis points. Proceeds from this permanent credit facility were used, in part, to pay off the 90-day bridge facility the Company entered into with U.S. Bank on October 3, 2005.

For the year ended December 31, 2005, Eagle granted approximately (in thousands) 45 shares of restricted stock (weighted average grant price of $9.51 per share), valued at approximately $0.4 million, under its LTIP and cancelled approximately 22 shares of restricted stock (weighted average grant price of $9.75 per share) due to the employee resignations, valued at $0.2 million. For the period from October 1, 2004 through December 31, 2004, the Company issued approximately (in thousands) 441 shares of restricted stock, valued at $4.3 million. There were no cancellations during this period.

For the year ended December 31, 2005 and the period from October 1, 2004 to December 31, 2004, interest paid by the Company was approximately $10.2 million (net of $0.2 million of capitalized interest) and $3.3 million, respectively. For the period from January 1, 2004 to September 30, 2004, and for the year ended December 31, 2003, interest paid by the Predecessor was approximately $7.6 million and $13.3 million, respectively.

During the period ended September 30, 2004, EHP Burr Ridge, LLC, the entity that owns the Marriott Burr Ridge hotel, was deemed to have been contributed to the Predecessor. The Predecessor assumed the $22.8 million basis in the hotel, $12.2 million in debt and equity of $11.3 million.

Total dividends paid to holders of common stock and operating partnership unites during the period ended December 31, 2005 were $16.3 million. Total dividends paid to holders preferred stock during the period ended December 31, 2005 were $4.5 million. There were no dividends paid by the Company for the period from October 1, 2004 through December 31, 2004. The Predecessor paid distributions of $2.9 million and $4.8 million, respectively, for the periods ending September 30, 2004 and December 31, 2003.

12.	Segment Reporting

The Company presently operates in only one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotels through either acquisition or new development.

The Predecessor also only operated within the direct hotel investments segment.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

13.	Long Term Debt

Long-term debt consisted of the following as of December 31, 2005 and 2004 ($000’s).

LONG-TERM DEBT

	As of December 31,
	2005	2004
First mortgage payable in monthly installments of $42 fixed principal plus interest at the 30-day LIBOR rate plus 2.75%; due August, 2005 with a balloon payment of $31,606. An interest rate swap agreement was in effect until August, 2004, effectively fixing the variable interest rate at 4.804%. The loan is collateralized by all real and personal property of the Cincinnati Landmark Marriott. This loan was paid off in February 2005.	$—	$31,903

First mortgage payable in monthly installments of $137 principal and interest with a fixed interest rate of 8.48%; due January 2006 with a balloon payment of $13,894. The mortgage is collateralized by all real and personal property of the Embassy Suites Hotel Cincinnati RiverCenter. This loan was paid off retired in October 2005.	—	14,335

First mortgage with a $58.0 million, 5.43% fixed rate traunche and a $23.8 million, LIBOR plus 1.75% variable rate traunche. The loan has a combined balloon payment of $75.0 million due at maturity in March 2010. Monthly interest only payments until March 2006; thereafter, total monthly interest and principal payments of approximately $499. The fixed traunche has a prepayment penalty of the greater of 1% of the outstanding balance or Yield Maintenance (1) 90 days prior to maturity. The variable traunche can be prepaid at anytime after March 2006 with no penalty. This loan is collateralized by all of the real and personal property at the Cincinnati Marriott Landmark, the Embassy Suites Hotel Tampa-Westshore and the Embassy Suites Hotel Independence.

	81,800	—

First mortgage payable in monthly installments, of $51 through August 2005 and $53 thereafter, that include fixed principal plus interest at the 30-day LIBOR rate plus 3.50%; refinanced in 2003 to a first mortgage payable in monthly installments of $49 fixed principal plus interest at the 30-day LIBOR rate plus 2.87% due July, 2006 with a balloon payment of $22,714. The loan is collateralized by all real and personal property of the Embassy Suites Hotel Columbus/Dublin. This loan was paid off in September 2005.	—	23,664

First mortgage payable in monthly installments of $93 principal and interest at the 30-day LIBOR rate plus 4.25%, but not lower than 6.5%; due September, 2006 with a balloon payment of $11,813. The mortgage is collateralized by all real and personal property of the Chicago Marriott Southwest at Burr Ridge. Prepayment penalty of $130 before October 2005; This loan was paid off in October 2005.	—	12,403

First mortgage with monthly interest only payments with a fixed interest rate of 5.21%. Balloon payment due at maturity in July 2012. Prepayment is not permitted prior to July 2007, but the loan can be retired without penalty thereafter. The loan is collateralized by a real and personal property at the Hilton Glendale Hotel.	53,100	—

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

	As of December 31,
	2005	2004
First mortgage payable in monthly installments of interest only at the 90-day LIBOR rate plus 3.5% for the first year and in monthly installments of fixed principal of $17 plus the aforementioned interest in years two and three; due June 2006 with a balloon payment due at maturity. The loan is collateralized by all real and personal property of the Embassy Suites Hotel Denver-International Airport. A principal payment of $9,000 was made subsequent to the offering. The loan was paid off in February 2005.	—	8,878

First mortgage with monthly interest only payments until April 2008, thereafter monthly interest and only payment of $226. The loan has a fixed interest rate of 5.135%. Balloon payment of $35.0 million due at maturity in July 2012. Prepayment is not permitted prior to June 2007, but the loan can be retired without penalty thereafter. The loan is collateralized by a real and personal property at the Embassy Suites Hotel and Casino San Juan.	38,200	—

First mortgage payable in monthly installments of $130 principal and interest fixed 7.28%; due September 2008 with a balloon payment of $14,592, collateralized by the Hyatt Regency Rochester. Prepayment penalty of greater of 1% of outstanding principal balance or Yield Maintenance. (1)	15,746	16,133

Unsecured $110 million credit facility using six hotels as its borrowing base. Monthly interest only payments with a LIBOR-based variable interest rate. The variable spread at December 31, 2005, is 2.25% but varies based upon the Company’s leverage. Balloon payment of balance due at date of maturity, January 1, 2009. Under certain conditions, this credit facility can be increased to $200 million. This credit facility is not subject to prepayment penalties or limitations.	22,544	—

$67 loan on a shuttle van at the Marriott Burr Ridge. Monthly principal and interest payments of $2. Fixed interest rate of 5.1%. Due July 2007. There is no prepayment penalty for this loan.	37	58

Long-term Debt	$211,427	$107,374

(1)	Yield maintenance means a payment equal to the present value of the difference (if any) between the remaining scheduled payments of principal and interest and the remaining payments of principal, assuming the U.S. Treasury interest rate applicable to the date of each remaining principal payment.

The long term debt described above matures as follows:

December 31, 2005 ($000s)
2006	$1,616
2007	2,039
2008	39,536
2009	2,529
2010	76,558
Thereafter	89,149

$211,427

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

Restricted cash in the accompanying consolidated balance sheet consists primarily of escrow accounts required by the lenders and franchisors. The escrow reserves relate to the payment of capital expenditures and real estate taxes.

Certain debt agreements have covenants that include maintaining a required debt service coverage ratio, maintaining furniture, fixtures and equipment reserves and levels of unrestricted liquidity by owners. Eagle was in compliance with all of these covenants as of December 31, 2005. As long as we are in compliance with these covenants, and the distributions are permitted by state law, there are no restrictions on the Eagle’s ability to make distributions to its stockholders.

The Cincinnati Landmark Marriott in August 2001 entered into an interest rate swap agreement (“Swap”) fixing the 2001 financing’s interest rate at 4.8%. The Swap matured in August 2004. The fair value of the Swap at December 31, 2003 was ($716) and is recorded as a component of accumulated other comprehensive income (loss). The notional principal amount related to the Swap was $29.7 million at December 31, 2003. The Swap was designated a fair value hedge under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.”

14.	Selected Quarterly Financial Data (unaudited)

Selected quarterly financial data for the Company and/or its Predecessor for the years ended December 31, 2005 and 2004 is below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue
2005	$21,703	$28,768	$33,206	$32,748	$116,425

2004	$18,590	$20,477	$22,006	$21,225	$82,298

Total operating expenses
2005	$20,280	$23,766	$28,605	$27,737	$100,388

2004	$15,809	$16,019	$18,076	$19,029	$68,933

Operating income (loss)
2005	$1,423	$5,002	$4,601	$5,011	$16,037

2004	$2,781	$4,458	$3,930	$2,196	$13,365

Net income (loss)
2005	$645	$2,181	$2,289	$2,378	$7,493

2004	$(55)	$1,609	$986	$97	$2,637

Diluted earnings per share
2005	$0.03	$0.10	$0.01	$0.02	$0.16

2004	$—	$—	$—	$0.00	$0.00

15.	Subsequent Events

On January 17, 2006, the Company paid a cash dividend of $0.175 per share of common stock, for shareholders of record on December 30, 2005. The dividend was declared on December 9, 2005.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

16.	Retirement Plans

The Company began a 401(k) plan for qualified employees on July 1, 2005. The plan is subject to “safe harbor” provisions which require that the Company match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provisions. Contributions to the plan for the period ending December 31, 2005 were $14.

The Predecessor participated in a 401(k) plan for qualified employees. The Predecessor matched 50% of employee contributions up to a total match of 6% of employee’s wages. Contributions to the plan for periods ending September 30, 2004 and December 31, 2003 were (thousands) $102 and $132, respectively. All employees with at least one year of service and who attained the age of 21 were eligible. Employees vested automatically with respect to employee contributions. Vesting for employers contributions, based on years of service, was as follows:

Years of Service-Vested Percentage
Less than two	0%
Two but less than three	20%
Three but less than four	40%
Four but less than five	70%
Five or more	100%

17.	Capitalized Leases

Certain equipment has been leased for which the minimum lease rentals have been capitalized. The leases are not cancelable. The following is a schedule of leased equipment under capital leases:

	Period ended
($000s)	The Company December 31, 2005	The Company December 31, 2004	The Predecessor December 31, 2003
Equipment	$171	$165	$800
Less accumulated depreciation	(59)	(82)	(521)

Net carrying value	$112	$83	$279

The following is a schedule of future minimum lease payments under the capital lease:

	Period ended
	The Company December 31, 2005	The Company December 31, 2004	The Predecessor December 31, 2003
Total minimum lease payments	$131	$31	$238
Less amount representing interest	(19)	(1)	(10)

Present value of net minimum lease payments	$112	$30	$228

Current portion	$85	$30	$199
Non-current portion	27	—	29

Total	$112	$30	$228

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

18.	Comprehensive Income

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

The adjustment of the unrealized (losses) gains on securities is as follows;

($000s)	The Company December 31, 2005	The Company December 31, 2004	The Predecessor September 30, 2004	The Predecessor December 31, 2003
Unrealized holding (losses) gains arising during the year	$(13)	$22	$19	$55
Less: reclassification adjustment for gains included in net earnings	—	—	—	—

Net change in unrealized gains on securities during the period	$(13)	$22	$19	$55

	The Company December 31, 2005	The Company December 31, 2004	The Predecessor September 30, 2004	The Predecessor December 31, 2003
Accumulated other comprehensive income (loss) beginning of period	$22	$—	$(704)	$(1,650)
Unrealized (loss) gain on securities	(13)	22	19	55
Effect of change in value of interest rate swap agreement	—	—	716	891

Accumulated other comprehensive income (loss) end of period	$9	$22	$31	$(704)

For the Predecessor period, components of Other Comprehensive Income are included in Total Comprehensive Income which rolls into, and is included in, Accumulated Partnership Deficit.

19.	Business Combinations

Effective October 1, 2004, the Company acquired a 100% interest in eight hotels and a 49% percent interest in the Embassy Suites Cincinnati–RiverCenter, all of which were previously owned or controlled by Corporex. As we had the right and obligation to acquire the remaining 51% interest in the entity that owned the Embassy Suites Cincinnati-RiverCenter from William P. Butler, the Company’s Chairman, no later than January 31, 2006 in exchange for 427,485 operating partnership units, the assets, liabilities and operations of such entity were included in our consolidated financial statements in accordance with the provisions in Financial Interpretation 46(R). The Company exercised this right and acquired the remaining 51% interest in this hotel on December 5, 2005. The total consideration for the nine hotels, including the 427,485 operating partnership units issued for the 51% of the Embassy Suites Cincinnati-RiverCenter, was $317.7 million, plus $5.0 million of working capital, net of cash received.

In addition to the nine hotels acquired in conjunction with the initial public offering in 2004, we acquired the following hotels in 2005:

•	the 270-room Embassy Suites Hotel Phoenix-Scottsdale for a net purchase price of $33.1 million on February 22, 2005;

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

•	the 351-room Hilton Glendale in Glendale, California for a net purchase price of $80.0 million on June 23, 2005; and

•	the 299-room Embassy Suites Hotel and Casino San Juan in San Juan, Puerto Rico for a net purchase price of $60.2 million on June 28, 2005.

The following condensed pro forma financial information is presented as if the acquisitions discussed above had occurred as of January 1, 2004:

	For the year ended December 31,
	2005	2004
Total revenues	$132,932	$119,795
Net income (loss) applicable to common shareholders	$3,181	$(6,030)
Net loss applicable to common shareholders per weighted average share basic and diluted	$0.19	$(0.26)
Weighted average basic shares outstanding	17,127	16,917
Weighted average fully diluted shares outstanding	23,142	22,911

20.	Hotel Expenses

Below is a listing of the significant hotel operating expenses, including the management fees for a related party for the Company for the year ended December 31, 2005, the combined amounts for the Company and Predecessor for the year ended December 31, 2004 and for the Predecessor for the year ended December 31, 2003.

Hotel Operating Expenses	The Company 2005	The Company and Predecessor 2004	The Predecessor 2003
Front office and housekeeping	$19,733	$14,631	$13,725
Food and beverage	18,300	12,940	12,159
General and administrative	8,839	6,067	5,617
Marketing	8,402	5,809	5,304
Real estate taxes	5,153	3,606	3,501
Energy	5,025	3,753	3,516
Other	4,597	3,428	3,336
Repairs and maintenance	4,004	2,950	2,803
Franchise fees	3,032	2,459	2,169

Hotel Operating Expense	$77,085	$55,643	$52,130
Management fees—Related Party	2,218	2,730	1,778

Total Hotel Operating Expense	$79,303	$58,373	$53,908

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

21.	Earnings Per Common Share

The limited partners’ outstanding limited partnership units in the operating partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. The computation of basic and diluted earnings per common share is presented below:

	Year Ended December 31, 2005	Period from October 1, to December 31, 2004
Numerator:
Net income available to common shareholders before dividends paid to on unvested restricted shares	$2,955	$97
Dividends paid on unvested restricted shares	(265)

Net income available to common shareholders after dividends paid to on unvested restricted shares	$2,690	$97

Denominator:
Weighted average number of common shares—basic	17,126,932	16,917,373
Dilutive effect of unvested restricted shares	272	—

Weighted average number of common shares—diluted	17,127,204	16,917,373

Basic Earnings Per Common Share:	$0.16	$0.01

Diluted Earnings Per Common Share:	$0.16	$0.00

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

For the period ending December 31, 2005 (000’s)

COL. A	COL. B	COL. C			COL. D
		Initial Costs to Company			Cost Capitalized Subsequent to Acquisition
Description	Encumbrances	Leasehold Air Rights	Land	Building and Improvements, etc.	Land Improvements	Building and Improvements, etc.	Carrying Costs at Close of Period
Embassy Independence	$22,533	$—	$3,466	$25,113	$80	$8	$27,852
Embassy Dublin	—	—	2,703	24,792	—	85	26,775
Embassy Denver	—	—	1,631	19,943	—	853	21,778
Embassy Rivercenter	—	—	—	8,829	6	1,010	9,520
Embassy Tampa	18,935	—	1,403	19,192	—	1,754	21,598
Marriott RiverCenter	40,332	6,100	—	41,096	—	21	45,865
Marriott Burr Ridge	—	—	1,880	19,471	—	24	20,738
Hilton CVG	—	—	1,088	8,909	—	2,061	11,638
Hyatt Rochester	15,745	—	1,612	21,472	—	9	22,382
Embassty Phoenix	—	—	2,154	27,881	—	—	29,380
Hilton Glendale	53,100	—	5,600	71,274	—	—	75,808
Embassy San Juan	38,200	—	9,800	48,757	—	—	57,828

Totals	$188,845	$6,100	$31,337	$336,729	$86	$5,825	$371,162

COL. A	COL. E				COL. F	COL. G	COL. H	COL. I
	Gross Amount at Which Carried at Close of Period							Life on Which Depreciation in Latest Income Statements is Computed
Description	Leasehold Air Rights	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Embassy Independence	$—	$3,546	$25,121	$28,667	$815		October-04	Bldg & Impr. 30-40yrs
Embassy Dublin	—	2,703	24,877	27,580	805		October-04	Bldg & Impr. 30-40yrs
Embassy Denver	—	1,631	20,796	22,427	649		October-04	Bldg & Impr. 30-40yrs
Embassy Rivercenter	—	6	9,839	9,845	325		October-04	Bldg & Impr. 30-40yrs
Embassy Tampa	—	1,403	20,946	22,349	751		October-04	Bldg & Impr. 30-40yrs
Marriott RiverCenter	6,100	—	41,117	47,217	1,352		October-04	Bldg & Impr. 30-40yrs
Marriott Burr Ridge	—	1,880	19,495	21,375	637		October-04	Bldg & Impr. 30-40yrs
Hilton CVG	—	1,088	10,970	12,058	420		October-04	Bldg & Impr. 30-40yrs
Hyatt Rochester	—	1,612	21,481	23,093	711		October-04	Bldg & Impr. 30-40yrs
Embassty Phoenix	—	2,154	27,881	30,035	655		February-05	Bldg & Impr. 30-40yrs
Hilton Glendale	—	5,600	71,274	76,874	1,066		June-05	Bldg & Impr. 30-40yrs
Embassy San Juan	—	9,800	48,757	58,557	729		June-05	Bldg & Impr. 30-40yrs

Totals	$6,100	$31,423	$342,554	$380,077	$8,915

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

Company for the period ending December 31, 2005 and the period from

October 1, 2004 (Inception) to December 31, 2004

Predecessor for periods ending September 30, 2004 and December 31, 2003

	Period ended
	The Company		The Predecessor
	December 31, 2005	December 31, 2004	September 30, 2004	December 31, 2003
Investment in real estate:
Balance at beginning of period	$208,678	$208,620	$171,501	$170,745
Additions through cash expenditures	171,399	58	19,960	756

Balance at end of period	$380,077	$208,678	$191,461	$171,501

Accumulated Depreciation
Balance at beginning of year	$1,560	$—	$21,322	$17,448
Depreciation expense	7,355	1,560	4,048	3,874

Balance at end of year	$8,915	$1,560	$25,370	$21,322

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

By:	/S/ J. WILLIAM BLACKHAM
J. William Blackham
President and Chief Executive Officer

DATED: MARCH 6, 2006

By:	/S/ RAYMOND D. MARTZ
Raymond D. Martz
Chief Financial Officer
(Principal Accounting Officer)

DATED: MARCH 6, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM P. BUTLER William P. Butler	Chairman of the Board of Directors	March 6, 2006

/S/ J. WILLIAM BLACKHAM J. William Blackham	President, Chief Executive Officer, and Director	March 6, 2006

/S/ ROBERT J. KOHLHEPP Robert J. Kohlhepp	Director	March 6, 2006

/S/ FRANK C. MCDOWELL Frank C. McDowell	Director	March 6, 2006

/S/ LOUIS D. GEORGE Louis D. George	Director	March 6, 2006

/S/ THOMAS R. ENGEL Thomas R. Engel	Director	March 6, 2006

/S/ THOMAS E. COSTELLO Thomas E. Costello	Director	March 6, 2006

/S/ THOMAS E. BANTA Thomas E. Banta	Director	March 6, 2006

/S/ PAUL S. FISHER Paul S. Fisher	Director	March 6, 2006