Form 10-Q
period 2006-03-31
Eagle Hospitality Properties Trust, Inc.
filed 2006-05-09
CIK 1289169

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission file number: 001-32279

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

(Exact name of registrant specified in its charter)

Maryland	55-0862656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 E. RiverCenter Blvd., Suite 480, Covington, KY

(Address of principal executive office)

41011

(Zip Code)

(859) 581-5900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Outstanding as of April 30, 2006
Common stock, $.01 par value	17,754,664

8 1/4% Series A Cumulative Redeemable Preferred Shares, $.01 par value	4,000,000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Securities Exchange Act (check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2006

PART I

Item 1. Financial Statements.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

(unaudited, $000’s omitted)

	(Unaudited) March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$8,936	$8,628
Restricted cash - real estate tax escrows	1,887	1,623
Restricted replacement reserves	3,520	5,436
Accounts receivable, net	5,766	6,026
Inventories	638	620
Deferred income taxes	3,031	3,323
Deferred franchise fees and loan fees, net	3,337	3,517
Prepaid expenses and other assets	1,621	1,948
Investment in hotel properties, net	393,300	394,990

Total assets	$422,036	$426,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Notes payable	$209,316	$211,427
Capital lease obligations	94	112
Income tax payable	628	565
Accounts payable	2,188	2,272
Due to (from) affiliates, net	117	(32)
Dividends and distributions payable	4,142	4,135
Accrued expenses	9,870	8,649
Advance deposits	2,276	2,098

Total liabilities	$228,631	$229,226

Minority interest	12,139	13,661
SHARHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 8.25% Series A - 4,000,000 issued and outstanding at March 31, 2006 and December 31, 2005	$40	$40
Common stock, $0.01 par value, 100,000,000 shares authorized, 17,704,863 and 17,382,385 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	176	174
Additional paid-in capital	195,887	196,847
Deferred compensation	—	(1,700)
Accumulated other comprehensive income	18	9
(Dividends in excess of accumulated earnings) retained earnings	(14,855)	(12,146)

Total shareholders’ equity	$181,266	$183,224

Total liabilities and shareholders’ equity	$422,036	$426,111

See notes to consolidated financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(unaudited, 000’s omitted, except per share amounts)

	2006	2005
Revenues:
Rooms department	$24,299	$15,655
Food and beverage department	7,998	5,260
Lease income	1,398	—
Other operating departments	1,463	788

Total revenue	35,158	21,703
Expenses:
Rooms department	6,081	3,968
Food and beverage department	5,216	3,581
Other operating departments	778	492
Selling, general and administrative expense	11,672	7,816
Depreciation and amortization	4,066	2,642
Corporate general and administrative	1,447	1,102
Stock-based compensation	136	679

Total operating expenses	29,396	20,280

Net Operating Income	5,762	1,423

Interest expense	(2,898)	(2,139)
Interest income	77	113
Other income (expense)	2	(25)

Income before minority interest and provision for income taxes	2,943	(628)

Income tax expense (benefit)	363	(1,495)
Minority interest expense	128	222

Net income	$2,452	$645
Distributions to preferred shareholders	(2,063)	—

Net income available to common shareholders	$389	$645
Unrealized gain (loss) on marketable securities	9	(11)

COMPREHENSIVE INCOME	$398	$634

Basic income per share	$0.02	$0.03

Diluted income per share	$0.02	$0.03
Weighted average basic shares outstanding	17,493	17,033
Weighted average diluted shares outstanding	23,461	23,027

See notes to consolidated financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(unaudited, $000’s omitted)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Dividends in Excess of Accumulated Earnings	Total
Balance at December 31, 2005	$40	$174	$196,847	$(1,700)	$9	$(12,146)	$183,224
Common dividends declared, $0.175 per share						(3,098)	(3,098)
Preferred dividends paid, $0.5156 per share						(2,063)	(2,063)
OP unit redemption	—	2	604		—	—	606
Stock-based compensation	—	—	136		—	—	136
Reclass for FAS 123(R) adoption			(1,700)	1,700
Unrealized gain on investments	—	—	—		9	—	9
Net income	—	—	—		—	2,452	2,452

Balance at March 31, 2006	$40	$176	$195,887	$—	$18	$(14,855)	$181,266

See notes to consolidated financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2006 and 2005 (unaudited)

(unaudited, $000’s omitted)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,452	$645
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	292	(1,495)
Depreciation	3,893	2,609
Amortization of deferred loan fees and franchise rights	180	50
Stock based compensation	136	679
Minority interest	128	222
Changes in assets and liabilities:
Restricted cash - real estate tax escrows	(264)	(313)
Accounts receivables	260	(320)
Inventory, prepaid expenses, and other assets	309	455
Due to affiliates	149	326
Accounts payable, accrued expenses and advance deposits	1,385	1,698

Net cash provided by operating activities	$8,920	$4,556
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of hotel properties	$—	$(33,000)
Capital expenditures	(2,203)	(3,788)
Restricted cash - replacement reserves	1,925	700

Net cash used in investing activities	$(278)	$(36,088)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing	$—	$103,900
Cash paid for financing fees	—	104
Debt principal payments	(111)	(48,220)
Credit facility borrowings	6,500	—
Credit facility payments	(8,500)	—
Payment of related party loan	—	(23,391)
Payment on capital lease obligations	(18)	(15)
Payments of preferred dividends	(2,063)	—
Payments of common dividends and distributions	(4,142)	(4,085)

Net cash provided by (used in) financing activities	$(8,334)	$28,293

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$308	$(3,239)
CASH AND CASH EQUIVALENTS, beginning of year	8,628	15,661

CASH AND CASH EQUIVALENTS, end of period	$8,936	$12,422

See notes to consolidated financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 (unaudited)

1. BACKGROUND

Eagle Hospitality Properties Trust, Inc., a Maryland corporation (together with its subsidiaries “Eagle”, “Company”, “We”, “Us” or “Our”), is a self-advised real estate investment trust (“REIT”) formed to pursue investment opportunities in the full-service and all-suites hotel industry. As of March 31, 2006, Eagle’s portfolio consists of twelve full-service and all-suites hotels under the Embassy Suites, Marriott, Hilton and Hyatt brands.

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

Our operating partnership, EHP Operating Partnership, L.P. (“EHP OP”), was organized as a limited partnership under the laws of the state of Maryland. The Company is the sole general partner of and owns approximately 75% of the limited partnership units in EHP OP. Limited partners (including certain of our officers and directors) own the remaining operating partnership units. After one year from the date the units are issued, limited partners may generally redeem each unit for the cash value of one share of our common stock or, at our sole option, one share of common stock.

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

2. BUSINESS COMBINATIONS

On February 24, 2005, we completed the acquisition of the 270-room Embassy Suites Phoenix-Scottsdale for $33.1 million. This acquisition was funded through a combination of cash and the proceeds from a $22.1 million three-year, full recourse loan having an interest rate of 215 basis points over 30-day LIBOR that is collateralized by the hotel. This hotel is managed by Commonwealth Hotels.

On June 23, 2005, we completed the acquisition of the 351-room Hilton Glendale in Glendale California (“Hilton Glendale”) for $80.0 million. This acquisition was funded through a combination of cash and the proceeds from a $53.1 million bridge loan. The bridge loan was repaid on July 7, 2005 with the proceeds from a $53.1 million seven-year, interest only loan having a fixed interest rate of 5.21%. The previous owner of the Hilton Glendale had a loan with the Glendale Redevelopment Agency (“GRA”). This loan had a participating feature in which the GRA would receive 1.5% of revenues above certain thresholds through 2018 and 2.0%, thereafter. The loan was paid off by the previous owner at the time we purchased the hotel and the intent was that the previous owner would enter into a cash buyout agreement of the participating feature of the loan with the GRA. This agreement was not finalized and in accordance with the hotel purchase agreement the previous owner refunded $2.5 million of the initial purchase price to us on April 13, 2006. We remain subject to the participating feature though we do not anticipate the participation payments to materially affect our financial statements in the near term.

On June 28, 2005, we completed the acquisition of the 299-room Embassy Suites San Juan Hotel and Casino in Isla Verde Carolina, Puerto Rico for $60.2 million. This acquisition was funded with existing cash. This hotel is leased to a third party tenant who pays a monthly base rent of $450,000, plus additional rent based upon hotel revenues. This hotel is managed by Hilton Hotels Corporation. The allocation of the purchase price is preliminary as the Company is awaiting additional information to finalize the allocation.

The accompanying consolidated financial statements include the results of the acquired hotels since the dates of acquisition. The purchase prices discussed above were the result of arms’ length negotiations, and Eagle did not assign any value to goodwill or other intangible assets. However, the purchase price allocation is preliminary and subject to further internal review. Additional adjustments are unlikely to have a material impact.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Included in the consolidated financial statements are Eagle’s operating entities (“TRS”), the limited liability companies that own the hotel properties and EHP OP.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Eagle believes that all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. In addition, Eagle’s operations have historically been seasonal as certain properties experience higher occupancy rates during the different months of the year. This seasonality pattern can be expected to cause fluctuations in Eagle’s operating results. Consequently, operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

For the hotels acquired in 2005, the purchase prices were the result of arms’ length negotiations, and Eagle did not assign any value to goodwill or other intangible assets. However, the purchase price allocation is preliminary and subject to further internal review. Additional adjustments are unlikely to have a material impact.

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

Stock-Based Compensation — The 2004 Long-Term Incentive Plan (the “LTIP”) was adopted by the board of directors and approved by Eagle’s stockholders prior to the initial public offering. The purpose of the incentive plan is to promote Eagle’s success and enhance the value of Eagle’s common stock by linking the personal interests of participants to those of the stockholders, and by providing such persons with an incentive to achieve outstanding performance. The incentive plan authorizes the governance and compensation committee and Eagle’s board of directors to grant awards to employees, officers, consultants (including, but not limited to, Corporex and its employees) and directors.

Eagle accounts for stock-based compensation in accordance with SFAS No. 123(R), “Accounting for Stock-Based Compensation”. In connection with Eagle’s formation, Eagle established the LTIP. The Company has issued a net total of 511,180 shares of restricted stock under the LTIP to its executives, directors, and certain employees of the Company, the Predecessor and its affiliates. The vesting periods for these shares range from one to five years. Such shares are charged to compensation expense on a straight-line basis over the vesting period based on the price on the date of issuance. For the periods ending March 31, 2006 and 2005, respectively, the Company incurred total compensation expense of $0.1 million and $0.7 million related to these restricted shares. The higher expense in 2005 was mostly the result of the 208,332 shares issued to the Predecessor that fully vested in October 2005. Under the Stock Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. At March 31, 2006, no performance-based stock awards have been issued other than the restricted stock discussed above. The amount of shares available for issuance under this plan increased by 125,245 shares on January 1, 2006, pursuant to the provisions of the plan. At March 31, 2006, the Company had approximately 608,832 remaining shares available for future issuance under the LTIP. As required upon the adoption of SFAS No. 123(R), the contra equity balance in unearned compensation on restricted stock of $1.7 million as of January 1, 2006 was reversed (i.e. netted into additional paid-in capital) in the Consolidated Balance Sheet as of March 31, 2006.

A summary of the Company’s nonvested shares as of March 31, 2006 is as follows:

	Number of Shares	Weighted- Average Grant- Date Fair Value

Nonvested at January 1, 2006	191,108	$9.69
Granted	49,168	$8.62
Vested	(760)	$9.52
Forfeited	(3,000)	$9.89

Nonvested at March 31, 2006	236,516	$9.47

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

	Period Ended March 31, 2006	Period Ended March 31, 2005
Numerator:
Net income available to common shareholders before dividends paid on unvested restricted shares	$389	$645
Dividends paid on unvested restricted shares	(28)	(77)

Net income available to common shareholders after dividends paid to on unvested restricted shares	$361	$568

Denominator:
Weighted average number of common shares - basic	17,492,425	17,033,371
Dilutive effect of unvested restricted shares	548	53

Weighted average number of common shares - diluted	17,492,973	17,033,424

Basic Earnings Per Common Share:	$0.02	$0.03

Diluted Earnings Per Common Share:	$0.02	$0.03

6. MINORITY INTEREST

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on limited partnership percentage ownership for the period. Upon formation of the Company on October 1, 2004, the Company issued 5,566,352 units of limited partnership interest to affiliates, plus another 427,485 partnership units were issued on December 5, 2005 in exchange for the remaining 51% of the Embassy Suites Hotel Cincinnati – RiverCenter. An additional 250,000 partnership units were issued to the former owners of the Embassy Suites Hotel Denver International Airport on December 5, 2005, in compliance with the earn-out provisions in the original purchase agreement. After a one-year holding period from the date of issuance, partnership units may be redeemed for the cash value of one share of our common stock or, at our sole option, one share of common stock. During the three month periods ended March 31, 2006 and 2005, respectively, 276,310 and 0 partnership units were redeemed in exchange for an equal number of shares of our common stock. As of March 31, 2006 there are 5,967,527 partnership units outstanding which represent an approximate minority interest ownership of 25%.

7. DEBT

Eagle’s notes payable as of March 31, 2006 are as follows:

Properties Collateralized	Amount	Interest Rate
Cincinnati Landmark Marriott, Embassy Suites Hotel Cleveland/Rockside and Embassy Suites Hotel Tampa Airport/Westshore	$58,000	5.43%
Hyatt Regency Rochester	15,640	7.28%
Embassy Suites Hotel & Casino San Juan	38,200	5.14%
Van Loan	31	5.10%
Hilton Glendale	53,100	5.21%

Fixed Debt	164,971	5.47%
Cincinnati Landmark Marriott, Embassy Suites Hotel Cleveland/Rockside and Embassy Suites Hotel Tampa Airport/Westshore	23,800	6.58%
US Bank Credit Facility	20,545	7.08%

Variable Debt	44,345	6.81%

Total Debt and Wgt Avg Cost of Debt	$209,316	5.75%

LIBOR 30-day rate at 3/31/06		4.826%

Total debt maturities, including capital lease obligations, as of March 31, 2006 were as follows ($000s):

2006	$1,557
2007	2,073
2008	37,544
2009	2,529
2010	76,558
Thereafter	89.149

Total	$209,410

8. RELATED PARTY TRANSACTIONS

Hotel Management Agreements - Nine of our hotels are subject to management agreements with Commonwealth Hotels. Under these agreements, Eagle is obligated to pay monthly management fees equal to 2.50% of gross revenues in 2005, 2.75% in 2006, and 3.00% of gross revenues in 2007 and the years thereafter. Incentive fees may also be earned upon meeting certain net operating income thresholds. These management agreements have ten-year terms, with a renewal option for one additional five-year period. If Eagle terminates a management agreement on any of the properties prior to its expiration, due to sale of the property, Eagle may be required to pay a substantial termination fee. Eagle’s Chairman is the majority shareholder in Commonwealth Hotels. Management fees earned by Commonwealth Hotels for the three months ending March 31, 2006 and 2005, respectively, were $0.7 million and $0.6 million. At March 31, 2006 and December 31, 2005, Eagle owed Commonwealth Hotels $0.3 and $0.2 million in management fees payable, respectively.

Strategic Alliance Agreement – Eagle has entered into a Strategic Alliance Agreement (“SAA”) with Corporex and affiliated parties. The SAA provides Eagle with the right of first refusal for development opportunities with Corporex and affiliates, as well as a non-compete clause for markets in which we own or have an investment. The agreement expires October 1, 2014. Corporex received 208,332 shares of common stock in conjunction with the SAA. The shares vested October 6, 2005. For the period ended March 31, 2005, Eagle incurred approximately $0.5 million in expense as a result of the amortization of these shares.

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

9. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

On March 8, 2006, Eagle declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on April 17, 2006, to holders of record as of March 31, 2006. The total amount of the dividends paid to holders of our common stock was $3.1 million and $1.0 million was paid to holders of operating partnership units.

On March 8, 2006, Eagle declared a quarterly dividend of $0.515625 per 8.25% Series A Cumulative Redeemable Preferred Share for the period ended March 31, 2006 to holders of record as of March 16, 2006. The total amount of dividends paid to holders of the preferred shares was $2.1 million and was paid on March 31, 2006.

During the first three months of 2006, 276,310 of our operating partnership units were redeemed for an equal number of common shares. This redemption reduced our operating partnership units outstanding to 5,967,527. These redemptions are non-cash items.

Interest paid by Eagle during the three months ended March 31, 2006 and 2005, respectively was $2.8 million and $2.1 million.

During the three months ended March 31, 2006, Eagle granted approximately 49,000 shares of restricted stock, valued at approximately $424,000, under its LTIP and cancelled approximately 3,000 shares of restricted stock due to employee resignations, valued at approximately $30,000. During the three months ended March 31, 2005, Eagle granted 3,800 shares, valued at approximately $36,000, under its LTIP. There were no share cancellations in the three month period ended March 31, 2005.

10. INCOME TAXES

The Company has elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distributes at least 90% of the Company’s taxable income to the Company’s shareholders. The Company currently intends to adhere to these requirements and maintain the Company’s REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent taxable years. If the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on the Company’s income as well as to federal income and excise taxes on the Company’s undistributed taxable income.

The Company had a net tax expense(benefit) of $363 and $(1,495), respectively, for the periods ending March 31, 2006 and 2005.

	2006	2005
Current
State and local income tax expense	$71	$—
Federal income tax expense	—	—

	71	—
Deferred
State and local income tax expense	49	—
Federal income tax expense(benefit)	243	(1,495)

Net income tax expense (benefit)	$363	$(1,495)

The Company’s deferred tax asset related to its taxable REIT subsidiary (“TRS”) consisted of the following for the periods ending March 31, 2006 and December 31, 2005:

	2006	2005
State deferred tax asset	$311	$360
Federal deferred tax asset	2,795	3,038

Gross deferred tax asset	3,106	3,398
Valuation allowance	(75)	(75)

Net deferred tax asset	$3,031	$3,323

The Company had an income tax payable of $628 and $565, respectively as of March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005
State and local income tax payable	$628	$565
Federal income tax payable	—	—

Income tax payable	$628	$565

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus established the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. Adoption did not have a material effect on the Company.

12. COMMITMENTS AND CONTINGENCIES

Restricted Cash — Under certain existing mortgage loan and hotel management agreements, Eagle is obligated to escrow payments for insurance, real estate taxes and 4% to 5% of gross revenue of certain properties for capital improvements.

Contingent Consideration — At the time we acquired our initial hotels, we agreed to make earn-out payments totaling in the aggregate up to 833,333 additional operating partnership units, which may be payable to the original contributors of the Embassy Suites Hotel Columbus/Dublin, the Embassy Suites Hotel Cleveland/Rockside and the Embassy Suites Hotel Denver-International Airport only if certain operating measurements are achieved on any trailing 12-month basis within three years from the contribution. For the 12-month period ended September 30, 2005, the Embassy Suites Hotel Denver-International Airport exceeded the operating measurements required to receive the additional 250,000 operating partnership units pursuant to the earn-out provisions of the original contribution agreement. These operating partnership units were issued to the former owners of that hotel on December 5, 2005.

Franchise Fees — All of our hotels, except the Hyatt Regency Rochester, operate under franchise agreements. In conjunction with these franchise agreements, Eagle is obligated to pay the franchisors royalty fees between 4% and 6% of gross room revenue, and under certain agreements, fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross room revenue. In addition, the Marriott hotels are obligated to pay between 2% and 3% for food and beverage revenues. Franchise fees are included in the “Selling, general and administrative” line of the accompanying consolidated statements of operations.

Litigation — We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Taxes — Under tax indemnification agreements with the contributors of certain initial hotels, Eagle has agreed to provide tax indemnification to the original contributors against certain tax consequences of a sale. We have agreed to pay the contributor’s tax liability with respect to gain allocated to the contributor under Section 704(C) of the Internal Revenue Code if we dispose of a property contributed by the contributor in a taxable transaction during a “protected period”, which continues until the earlier of: a) October 1, 2014, or b) the date on which the contributor no longer owns, in the aggregate, at least 25% of the units we issued to the contributor at the time of its contribution of property to our operating partnership.

13. COMPREHENSIVE INCOME

For the three months ended March 31, 2006 and 2005, respectively, comprehensive income was $398,000 and $634,000. As of March 31, 2006 and December 31, 2005, Eagle’s accumulated other comprehensive income was $18,000 and $9,000, respectively. The change in accumulated other comprehensive income was entirely due to Eagle’s unrealized gains on its marketable securities.

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

The forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our common stock. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•	The factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” “Business,” and “Properties;”

•	General volatility of the capital markets and the market price of our common stock;

•	Changes in our business or investment strategy;

•	Availability, terms, and deployment of capital;

•	Availability of qualified personnel;

•	Changes in our industry and the market in which we operate, interest rates, or the general economy; and

•	The degree and nature of our competition.

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

RESULTS OF OPERATIONS

OVERVIEW

Eagle Hospitality Properties Trust, Inc., a Maryland corporation (together with its subsidiaries “Eagle” or “Company”), is a self-advised real estate investment trust (“REIT”) formed to pursue investment opportunities in the full-service and all-suites hotel industry. As of March 31, 2006, Eagle’s portfolio consists of twelve full-service and all-suites hotels under the Embassy Suites, Marriott, Hilton and Hyatt brands.

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

Eagle enjoyed a successful first quarter of 2006 as did the lodging industry in general. Virtually all sectors experienced year over year growth with business and group transient demand leading the way as the industry continues to regain the ground lost as a result of 9/11 and the war on terror.

For the first quarter of 2006, the Company had net income available to common shareholders of $0.4 million, or $0.02 per diluted share. FFO was $4.4 million, or $0.19 per diluted share/unit and EBITDA was $9.9 million. RevPAR was $99.60.

FIRST QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2006

Refer to the “Results of Operations” section below for discussion of our first quarter 2006 results compared to 2005 results.

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

Due to a strengthening economy and the maturation of certain of our hotels, our portfolio saw RevPAR increase by 14.9%, from $86.67 for the first quarter of 2005 to $99.60 for the first quarter of 2006. The portfolio occupancy improved by 7.7% to 71.4% and the ADR improved 6.7% to $139.52. The Midwest portion of our portfolio showed the largest improvement in RevPAR by increasing 20.2% to $73.43 for the first quarter of 2006 as compared to $61.09 for the first quarter of 2005. This improvement is important as the Midwest markets generally did not see RevPAR improvements at the same level as the rest of the country in 2005 and 2004.

On March 8, 2006, Eagle declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on April 17, 2006, to holders of record as of March 31, 2006. The total amount of the dividends paid to holders of our common stock was $3.1 million and $1.0 million was paid to holders of operating partnership units.

On March 8, 2006, Eagle declared a quarterly dividend of $0.515625 per 8.25% Series A Cumulative Redeemable Preferred Share for the period ended March 31, 2006 to holders of record as of March 16, 2006. The total amount of dividends paid to holders of the preferred shares was $2.1 million and was paid on March 31, 2006.

During the first quarter of 2006, 276,310 of our operating partnership units were redeemed for an equal number of common shares. This redemption reduced our operating partnership units outstanding to 5,967,527. These redemptions are non-cash items.

Management is optimistic that 2006 will show increases in revenues and net income, not necessarily to the level of increases seen in the first quarter for the following reasons:

•	Improved market conditions, especially in the Midwest.

•	Continued strong operating revenues of the hotels acquired in 2005.

•	Gains in market share for the Chicago Marriott Southwest at Burr Ridge.

•	Aggressive asset and revenue management.

•	Completion of capital improvements.

This foregoing forward-looking statement is subject to risks and uncertainties. For more information, see the introductory paragraphs of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on page 13.

CRITICAL ACCOUNTING POLICIES

There were no changes to the critical accounting policies and estimates made by management in the three months ended March 31, 2006. For a more detailed description of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our 2005 Annual Report on Form 10-K.

FINANCIAL CONDITION

March 31, 2006 Compared to December 31, 2005

Total notes payable debt decreased $2.1 million from $211.4 million to $209.3 million, or 1.0%.

Total assets decreased $4.1 million, largely the result of depreciation and amortization.

The unrestricted cash balance increased $0.3 million from December 31, 2005. This increase is the result of cash generated by hotel operations largely offset by dividends and distributions paid to the preferred and common shareholders, hotel capital expenditures, and a net credit facility paydown of $2.0 million. In total, $6.1 million in dividends and distributions paid were paid in the first quarter of 2006. Also, $2.2 million was used to fund capital improvements at our hotels.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

(000’s)	2006	2005
Total Revenue	$35,158	$21,703
Operating Expense	29,396	20,280
Net Operating Income	5,762	1,423
Net Income Available to Common Shareholders	389	645

Revenue. Total revenues increased $13.5 million, or 62.0%, from $21.7 million in the first quarter of 2005 to $35.2 million in the first quarter of 2006. $10.0 million of the increase was related to the hotels acquired in 2005. In addition, the revenues at the Chicago Marriott Southwest at Burr Ridge increased by $0.7 million in the first quarter of 2006 as this hotel continues to gain market share after having opened in August 2004. All of our remaining hotels showed revenue gains of $0.2 million to $0.5 million providing support for our views on improving market conditions.

Our portfolio RevPAR increased from $86.67 to $99.60 for the first quarter of 2006, or 14.9%. Aside from the Chicago Marriott Southwest at Burr Ridge, which opened in August 2004 and showed an 80.4% first quarter RevPAR improvement, the largest RevPAR increases occurred at the Embassy Suites Hotel Cincinnati-RiverCenter (22.2%) and the Embassy Suites Hotel Tampa Airport/Westshore (20.1%). All of the hotels in our portfolio saw RevPAR increases of at least 5.5%.

It is especially important to note the RevPAR increase at the Embassy Suites Hotel Cincinnati-RiverCenter as this hotel showed a net RevPAR decrease for the second half of 2005. The increase was virtually all driven by occupancy, particularly in the leisure and corporate group segments. In addition, hotel renovations in 2005 adversely affected occupancy.

Operating Expenses. Total operating expenses increased by $9.1 million, from $20.3 million, or 44.8%, during the first quarter of 2005, to $29.4 million in the first quarter of 2006, or 44.8%. Of this increase, approximately $7.0 million was related to the hotels acquired in 2005. Due to changes in brand standards there was increased linen expense of $0.4 million in the first quarter of 2006. Another $0.3 million of increases were seen in the areas of corporate expense and real estate taxes. The remainder of the increase was largely due to items that vary directly with an increase in revenues, such as housekeeping expense and franchise, management and credit card fees.

Operating Income. Net operating income increased by $4.4 million, or 314%, to $5.8 million in first quarter of 2006 from $1.4 million during the first quarter of 2005. The increase was the result of the net operating income provided by the 2005 hotel acquisitions, the increases shown by the existing hotels and a decrease of $0.5 million in stock based compensation. Somewhat offsetting these increases were increases of $1.5 million in depreciation and amortization expense and $0.3 million of corporate expense. All of our hotels saw net operating income increases in the first quarter of 2006 as compared to the same period in 2005 with the exception of minor decreases at the Hilton Florence and the Embassy Suites Hotel Cleveland/Independence (“Embassy Independence”) which were caused by increased insurance and real estate tax expense at both hotels, as well as a $0.1 million linen expense at the Embassy Independence.

Depreciation and Amortization Expense. Total depreciation and amortization expense increased by $1.5 million, or 58.0%, from $2.6 million in the first quarter of 2005 to $4.1 million during the same period in 2006. Virtually all of this increase is related to the depreciation of the hotels acquired in 2005.

Interest Expense. Total interest expense increased in the first quarter 2006 by approximately $0.8 million, or 38.1%, to $2.9 million from $2.1 million in 2005. The increase is the result of the debt incurred related to the acquisitions of the Embassy Suites Hotel Phoenix/Scottsdale, Hilton Glendale and the Embassy Suites Hotel & Casino San Juan, offset to some extent by the refinancings that occurred in 2005.

Income Tax Expense. A net income tax expense of $0.4 million was booked for the three month period ending March 31, 2006 as compared to a net income tax benefit of $1.5 million for the same period in 2005. This was the result of higher taxable income in 2006 as compared to 2005 and amendments to the TRS leases that were effective January 1, 2006.

As of March 31, 2006, the Company had a net deferred tax asset of $3.0 million due to prior year losses by the TRS. Management believes that it is more likely than not that this deferred tax asset will be realized. There is a valuation allowance of $0.1 million for the state and local portion of this deferred asset because the realization is deemed to be less likely due to tax law changes.

Minority Interest. Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Income is allocated to minority interest based on the weighted average percentage ownership during the quarter. For the three month period ending March 31, 2006, the weighted average percentage of the limited partners’ ownership was 25.3%. As a result of this ownership percentage, the portion of the income earned during the first quarter of 2006 and allocated to the minority interest was $0.1 million as compared to $0.2 million in the first quarter of 2005.

Distributions to Preferred Shareholders. During the three month period ended March 31, 2006, the Company made distributions in the amount of the $2.1 million related to the Series A Preferred Shares. These shares were issued as the result of a public offering that closed on June 13, 2005, therefore, there were no similar distributions in the prior year.

Net Income Available to Common Shareholders. The net income available to common shareholders of approximately $0.4 million in the first quarter of 2006 represented a decrease of approximately $0.2 million, from the $0.6 million recognized in the first quarter of 2005. The decrease was due to the preferred share distribution and income tax expense which were largely offset by the increased income generated by our hotels.

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

The following is a reconciliation between net income and FFO for the three months ended March 31, 2006 and 2005, respectively (in thousands, except share amounts):

NET INCOME TO FFO RECONCILIATION

	Q1 2006	Q1 2005
Net income (loss) before minority interest	$2,943	$(628)
Income Tax (Expense)/Benefit	(363)	1,495
Preferred Dividends	(2,063)	—
Gain on sale of assets	(2)	—
Real estate related depreciation	3,887	2,601

FFO	$4,402	$3,468

FFO per share - diluted	$0.19	$0.15

Weighted average common shares outstanding	17,492,973	17,033,424
Operating partnership units	5,967,527	5,993,837

Diluted weighted average shares outstanding	23,460,500	23,027,261

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

The following is a reconciliation between net income and EBITDA for the three months March 31, 2006 and 2005, respectively (in thousands):

NET INCOME TO EBITDA RECONCILIATION

	Q1 2006	Q1 2005
Net income (loss) before minority interest	$2,943	$(628)
Depreciation and amortization	4,066	2,642
Other (income)/expense	(2)	25
Interest expense	2,898	2,139

EBITDA	$9,905	$4,180

Key Hotel Operating Statistics

The following table illustrates key operating statistics of our portfolio for the three months ended March 31, 2006. This table assumes that the third party lessee structure for the Embassy San Juan Hotel & Casino does not exist:

Three Months Ending March 31,	2006	2005
12 hotels
Room revenues	$29,070	$25,297
RevPAR (1)	$99.60	$86.67
Occupancy	71.4%	66.3%
Average daily rate (2)	$139.52	$130.70

(1)	RevPar is defined as the product of the occupancy percentage and ADR.
(2)	Average daily rate is defined as total room revenue divided by the number of rooms sold.

For comparative purposes this schedule includes the Embassy Suites Hotel Phoenix, which was acquired on February 24, 2005, the Hilton Glendale, which was acquired on June 23, 2005 and the Embassy Suites Hotel & Casino San Juan, which was acquired on June 28, 2005, for the entire three months ending March 31, 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of funds to meet our cash requirements, including distributions to stockholders, is our share of the operating partnership’s cash flow. The operating partnership’s principal source of revenue will be the cash flow provided by the hotel operations.

Below is a comparison of the cash flows for the three months ended March 31, 2006 and 2005, respectively. (000’s):

	2006	2005
Net cash provided by operating activities	$8,920	$4,556
Net cash used in investing activities	(278)	(36,088)
Net cash provided by (used in) financing activities	(8,334)	28,293

Net (decrease) increase in cash and cash equivalents	$308	$(3,239)

Cash flow from hotel operations is subject to all operating risks common to the hotel industry, including:

•	Competition for guests from other hotels;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	Increases in operating costs related to inflation and other factors, including wages, benefits, insurance, and energy;

•	Overbuilding in the hotel industry, especially in particular markets; and

•	Actual or threatened acts of terrorism and actions taken against terrorists, which often cause public concern about travel safety.

Recurring capital expenditures and debt service are the most significant short-term liquidity requirements. During the remainder of 2006, we expect capital expenditures will be substantially funded by our replacement reserve accounts and cash provided by hotel operations.

We expect to set aside 4% of certain future hotel revenues (5% with respect to the Hyatt Regency Rochester) in our replacement reserve accounts to fund capital expenditures. Throughout the remainder of 2006 we expect to make approximately $8.8 to $11.8 million in capital expenditures with the majority of the expenditures occurring at the Hyatt Regency Rochester, Embassy Suites Hotel & Casino San Juan, Hilton Glendale and the Embassy Suites Hotel Tampa Airport/Westshore. We anticipate that these expenditures will be funded from existing restricted cash reserves and cash provided by hotel operations.

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

Capital Projects

During the three months ended March 31, 2006, Eagle spent approximately $2.2 million, on capital improvements.

Below is a table depicting the significant capital expenditures by hotel for the three months ended March 31, 2006:

Hotel	2006 Capital Expenditures
Hyatt Regency Rochester	$0.8 million
Embassy Suites Hotel & Casino San Juan	0.7 million
Hilton Glendale	0.4 million
Embassy Suites Hotel Tampa Airport/Westshore	0.2 million

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Cash Distribution Policy

We have elected to be taxed as a REIT commencing with our taxable year ended December 31, 2004. To qualify as a REIT, we will be required to make annual distributions to our shareholders of at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction and by excluding net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future. Our ability to pay distributions to our stockholders will depend, in part, upon the management of our properties by our independent hotel managers. Distributions to our stockholders will generally be taxable to our stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent not inconsistent with maintaining our REIT status, our TRS may retain any after-tax earnings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. Our variable rate debt as of March 31, 2006 is $44.3 million, or approximately 21%, of our debt.

We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. The weighted average interest rate of our variable rate debt and total debt as of March 31, 2006 was 6.81% and 5.75%, respectively.

We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest expense incurred by $0.1 million, based upon the debt outstanding at March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e). Based upon the evaluation, they concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in this Quarterly Report was recorded, processed, summarized and reported on a timely basis.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 3, 2006, Eagle’s Board of Directors approved a change to the vesting conditions of restricted stock granted to its executive officers and other employees. Pursuant to the Board’s action, unvested shares of restricted stock will immediately vest upon the occurrence of certain changes of control involving the Company.

ITEM 6. EXHIBITS

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

DATED: MAY 8, 2006

By:	/s/ Raymond D. Martz
Raymond D. Martz
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)

DATED: MAY 8, 2006