Form 10-Q
period 2006-06-30
Eagle Hospitality Properties Trust, Inc.
filed 2006-08-07
CIK 1289169

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission file number: 001-32279

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

(Exact name of registrant specified in its charter)

Maryland	55-0862656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 E. RiverCenter Blvd., Suite 480, Covington, KY

(Address of principal executive office)

41011

(Zip Code)

(859) 581-5900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Outstanding as of June 30, 2006
Common stock, $.01 par value	17,757,664

8 1/4% Series A Cumulative Redeemable Preferred Shares, $.01 par value	4,000,000

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

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2006

PART I

Item 1. Financial Statements.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

(unaudited, $000’s omitted)

	(Unaudited) June 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$7,015	$8,628
Restricted cash - real estate tax escrows	2,256	1,623
Restricted replacement reserves	2,084	5,436
Accounts receivable, net	5,954	6,026
Inventories	648	620
Deferred income taxes	2,637	3,323
Deferred franchise fees and loan fees, net	3,157	3,517
Prepaid expenses and other assets	1,276	1,948
Investment in hotel properties, net	390,364	394,990

Total assets	$415,391	$426,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Notes payable	$204,845	$211,427
Capital lease obligations	78	112
Income tax payable	267	565
Accounts payable	2,484	2,272
Due to (from) affiliates, net	102	(32)
Dividends and distributions payable	4,143	4,135
Accrued expenses	9,425	8,649
Advance deposits	1,825	2,098

Total liabilities	$223,169	$229,226

Minority interest	11,714	13,661
SHARHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 8.25% Series A -4,000,000 issued and outstanding at June 30, 2006 and December 31, 2005	$40	$40
Common stock, $0.01 par value, 100,000,000 shares authorized, 17,757,664 and 17,382,385 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	176	174
Additional paid-in capital	196,138	196,847
Deferred compensation	—	(1,700)
Accumulated other comprehensive income	15	9
(Dividends in excess of accumulated earnings)	(15,861)	(12,146)

Total shareholders’ equity	$180,508	$183,224

Total liabilities and shareholders’ equity	$415,391	$426,111

See notes to consolidated financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

(unaudited, 000’s omitted, except per share amounts)

	2006	2005
Revenues:
Rooms department	$25,754	$20,343
Food and beverage department	9,379	7,216
Lease income	2,077	45
Other operating departments	1,304	1,164

Total revenue	38,514	28,768
Expenses:
Rooms department	5,867	4,913
Food and beverage department	6,169	4,189
Other operating departments	835	581
Selling, general and administrative expense	11,762	9,050
Depreciation and amortization	4,139	3,110
Corporate general and administrative	1,321	1,267
Stock-based compensation	152	656

Total operating expenses	30,245	23,766

Net Operating Income	8,269	5,002

Interest expense	(2,966)	(2,338)
Interest income	117	151
Other (expense)	—	(17)

Income before provision for income taxes and minority interest	5,420	2,798

Income tax expense	546	5
Minority interest expense	711	612

Net income	4,163	2,181
Distributions to preferred shareholders	2,062	413

Net income available to common shareholders	2,101	1,768
Unrealized (loss) on marketable securities	(3)	(4)

COMPREHENSIVE INCOME	$2,098	$1,764

Basic income per share	$0.12	$0.10
Diluted income per share	$0.12	$0.10
Weighted average basic shares outstanding	17,558	17,101
Weighted average diluted shares outstanding	23,480	23,095

See notes to consolidated financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(unaudited, 000’s omitted, except per share amounts)

	2006	2005
Revenues:
Rooms department	$50,053	$35,998
Food and beverage department	17,377	12,476
Lease income	3,475	45
Other operating departments	2,767	1,952

Total revenue	73,672	50,471
Expenses:
Rooms department	11,948	8,881
Food and beverage department	11,385	7,770
Other operating departments	1,613	1,073
Selling, general and administrative expense	23,434	16,866
Depreciation and amortization	8,205	5,752
Corporate general and administrative	2,768	2,369
Stock-based compensation	288	1,335

Total operating expenses	59,641	44,046

Net Operating Income	14,031	6,425

Interest expense	(5,864)	(4,477)
Interest income	194	264
Other income (expense)	2	(42)

Income before provision for income taxes and minority interest	8,363	2,170

Income tax expense (benefit)	909	(1,490)
Minority interest expense	839	834

Net income	6,615	2,826
Distributions to preferred shareholders	4,125	413

Net income available to common shareholders	2,490	2,413
Unrealized gain (loss) on marketable securities	6	(15)

COMPREHENSIVE INCOME	$2,496	$2,398

Basic income per share	$0.14	$0.13
Diluted income per share	$0.14	$0.13
Weighted average basic shares outstanding	17,473	17,068
Weighted average diluted shares outstanding	23,418	23,062

See notes to consolidated financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(unaudited, $000’s omitted)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Dividends in Excess of Accumulated Earnings	Total
Balance at December 31, 2005	$40	$174	$196,847	$(1,700)	$9	$(12,146)	$183,224
Common dividends declared, $0.175 per share						(6,205)	(6,205)
Preferred dividends paid, $0.5156 per share						(4,125)	(4,125)
OP unit redemption	—	2	703		—	—	705
Stock-based compensation	—	—	288		—	—	288
Reclass for FAS 123(R) adoption			(1,700)	1,700			—
Unrealized gain on investments	—	—	—		6	—	6
Net income	—	—	—		—	6,615	6,615

Balance at June 30, 2006	$40	$176	$196,138	$—	$15	$(15,861)	$180,508

See notes to consolidated financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2006 and 2005

(unaudited, $000’s omitted)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,615	$2,826
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	686	(1,707)
Depreciation	7,860	5,642
Amortization of deferred loan fees and franchise rights	360	303
Stock based compensation	288	1,335
Minority interest	839	834
Changes in assets and liabilities:
Restricted cash - real estate tax escrows	(633)	(950)
Accounts receivables	72	(1,096)
Inventory, prepaid expenses, and other assets	644	701
Due to affiliates	134	(909)
Accounts payable, accrued expenses and advance deposits	425	3,092

Net cash provided by operating activities	17,290	10,071
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of hotel properties	2,500	(172,952)
Capital expenditures	(5,734)	(7,082)
Restricted cash - replacement reserves	3,358	2,152

Net cash provided by (used in) investing activities	124	(177,882)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing	—	157,000
Cash paid for financing fees	—	(250)
Debt principal payments	(537)	(48,670)
Credit facility borrowings	7,500	—
Credit facility payments	(13,545)	—
Proceeds from perferred stock offering		100,000
Cost of preferred stock offering		(3,335)
Adjustments to opening balance sheet		(223)
Payment of related party loan	—	(23,391)
Payment on capital lease obligations	(34)	(57)
Payments of preferred dividends	(4,125)	(413)
Payments of common dividends and distributions	(8,286)	(8,173)

Net cash (used in) provided by financing activities	(19,027)	172,488

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,613)	4,677
CASH AND CASH EQUIVALENTS, beginning of year	8,628	15,661

CASH AND CASH EQUIVALENTS, end of period	$7,015	$20,338

See notes to consolidated financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 (unaudited)

1. BACKGROUND

Eagle Hospitality Properties Trust, Inc., a Maryland corporation (together with its subsidiaries “Eagle”, “Company”, “We”, “Us” or “Our”), is a self-advised real estate investment trust (“REIT”) formed to pursue investment opportunities in the full-service and all-suites hotel industry. As of June 30, 2006, Eagle’s portfolio consists of twelve full-service and all-suites hotels under the Embassy Suites, Marriott, Hilton and Hyatt brands.

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

2. BUSINESS COMBINATIONS

On February 24, 2005, we completed the acquisition of the 270-room Embassy Suites Phoenix-Scottsdale for $33.1 million. This acquisition was funded through a combination of cash and the proceeds from a $22.1 million three-year, full recourse loan having an interest rate of 215 basis points over 30-day LIBOR that was collateralized by the hotel. This $22.1 million loan was paid off in December 2005 through funds drawn on our credit facility. This hotel is managed by Commonwealth Hotels.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Eagle believes that all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. In addition, Eagle’s operations have historically been seasonal as certain properties experience higher occupancy rates during the different months of the year. This seasonality pattern can be expected to cause fluctuations in Eagle’s operating results. Consequently, operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Eagle accounts for stock-based compensation in accordance with SFAS No. 123(R), “Accounting for Stock-Based Compensation”. In connection with Eagle’s formation, Eagle established the LTIP. The Company has issued a net total of 514,180 shares of restricted stock under the LTIP to its executives, directors, and certain employees of the Company, the Predecessor and its affiliates. The vesting periods for these shares range from one to five years. Such shares are charged to compensation expense on a straight-line basis over the vesting period based on the price on the date of issuance. For the six month periods ending June 30, 2006 and 2005, respectively, the Company incurred total compensation expense of $0.3 million and $1.3 million related to these restricted shares. For the three month periods ending June 30, 2006 and 2005, respectively, the Company incurred total compensation expense of $0.2 million and $0.6 million related to these restricted shares. The higher expense in 2005 was mostly the result of the 208,332 shares issued to the Predecessor that fully vested in October 2005. Under the Stock Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. At June 30, 2006, no performance-based stock awards have been issued other than the restricted stock discussed above. The amount of shares available for issuance under this plan increased by 125,245 shares on January 1, 2006, pursuant to the provisions of the plan. At June 30, 2006, the Company had approximately 605,832 remaining shares available for future issuance under the LTIP. As required upon the adoption of SFAS No. 123(R), the contra equity balance in unearned compensation on restricted stock of $1.7 million as of January 1, 2006 was reversed (i.e. netted into additional paid-in capital) in the Consolidated Balance Sheet for the period ending March 31, 2006.

A summary of the Company’s nonvested shares as of June 30, 2006 is as follows:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2006	191,108	$9.69
Granted	52,168	$8.63
Vested	(4,760)	$9.52
Forfeited	(3,000)	$9.89

Nonvested at June 30, 2006	235,516	$9.46

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

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Numerator:
Net income available to common shareholders before dividends paid on unvested restricted shares	$2,490	$2,413
Dividends paid on unvested restricted shares	(69)	(155)

Net income available to common shareholders after dividends paid on unvested restricted shares	$2,421	$2,258

Denominator:
Weighted average number of common shares - basic	17,472,924	17,067,430
Dilutive effect of unvested restricted shares	2,226	349

Weighted average number of common shares - diluted	17,475,150	17,067,779

Basic Earnings Per Common Share:	$0.14	$0.13

Diluted Earnings Per Common Share:	$0.14	$0.13

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Numerator:
Net income available to common shareholders before dividends paid on unvested restricted shares	$2,101	$1,768
Dividends paid on unvested restricted shares	(41)	(78)

Net income available to common shareholders after dividends paid to on unvested restricted shares	$2,060	$1,690

Denominator:
Weighted average number of common shares - basic	17,557,803	17,101,488
Dilutive effect of unvested restricted shares	3,948	—

Weighted average number of common shares - diluted	17,561,751	17,101,488

Basic Earnings Per Common Share:	$0.12	$0.10

Diluted Earnings Per Common Share:	$0.12	$0.10

6. MINORITY INTEREST

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on limited partnership percentage ownership for the period. Upon formation of the Company on October 1, 2004, the Company issued 5,566,352 units of limited partnership interest to affiliates, plus another 427,485 partnership units were issued on December 5, 2005 in exchange for the remaining 51% of the Embassy Suites Hotel Cincinnati – RiverCenter. An additional 250,000 partnership units were issued to the former owners of the Embassy Suites Hotel Denver International Airport on December 5, 2005, in compliance with the earn-out provisions in the original purchase agreement. An additional 83,333 partnership units were issued to the former owner of the Embassy Suites Hotel Dublin-Columbus on July 24, 2006, in compliance with the earnout provisions of the original purchase agreement. After a one-year holding period from the date of issuance, partnership units may be redeemed for the cash value of one share of our common stock or, at our sole option, one share of common stock. During the six month periods ended June 30, 2006 and 2005, respectively, 326,111 and 0 partnership units were redeemed in exchange for an equal number of shares of our common stock. During the three month periods ended June 30, 2006 and 2005, respectively, 49,801 and 0 partnership units were redeemed in exchange for an equal number of shares of our common stock. As of June 30, 2006 there are 5,917,726 partnership units outstanding which represent an approximate minority interest ownership of 25%. These exchanges are non-cash items.

7. DEBT

Eagle’s notes payable as of June 30, 2006 are as follows:

Properties Collateralized	Amount	Interest Rate
Cincinnati Landmark Marriott, Embassy Suites Hotel Cleveland/Rockside and Embassy Suites Hotel Tampa Airport/Westshore	$57,725	5.43%
Hyatt Regency Rochester	15,539	7.28%
Embassy Suites Hotel & Casino San Juan	38,200	5.14%
Van Loan	27	5.10%
Hilton Glendale	53,100	5.21%

Fixed Debt	164,591	5.46%
Cincinnati Landmark Marriott, Embassy Suites Hotel Cleveland/Rockside and Embassy Suites Hotel Tampa Airport/Westshore	23,754	7.10%
US Bank Credit Facility	16,500	7.35%

Variable Debt	40,254	7.20%

Total Debt and Wgt Avg Cost of Debt	$204,845	5.80%

LIBOR 30-day rate at 6/30/06		5.345%

Total debt maturities, including capital lease obligations, as of June 30, 2006 were as follows ($000s):

2006	$1,115
2007	2,073
2008	33,499
2009	2,529
2010	76,558
Thereafter	89,149

Total	$204,923

8. RELATED PARTY TRANSACTIONS

Hotel Management Agreements - Nine of our hotels are subject to management agreements with Commonwealth Hotels. Under these agreements, Eagle is obligated to pay monthly management fees equal to 2.50% of gross revenues in 2005, 2.75% in 2006, and 3.00% of gross revenues in 2007 and the years thereafter. Incentive fees may also be earned upon meeting certain net operating income thresholds. These management agreements have ten-year terms, with a renewal option for one additional five-year period. If Eagle terminates a management agreement on any of the properties prior to its expiration, due to sale of the property, Eagle may be required to pay a substantial termination fee. Eagle’s Chairman is the majority shareholder in Commonwealth Hotels. Management fees earned by Commonwealth Hotels for the six months ending June 30, 2006 and 2005, respectively, were $1.4 million and $1.3 million. The fees management fees earned for the three months ending June 30, 2006 and 2005, respectively, were $0.7 million and $0.7 million. At June 30, 2006 and December 31, 2005, Eagle owed Commonwealth Hotels $0.3 and $0.2 million in management fees payable, respectively.

Strategic Alliance Agreement – Eagle has entered into a Strategic Alliance Agreement (“SAA”) with Corporex and affiliated parties. The SAA provides Eagle with the right of first refusal for development opportunities with Corporex and affiliates, as well as a non-compete clause for markets in which we own or have an investment. The agreement expires October 1, 2014. Corporex received 208,332 shares of common stock in conjunction with the SAA. The shares vested October 6, 2005. For the six months and three months, respectively, ended June 30, 2005, Eagle incurred approximately $1.0 million and $0.5 million, respectively, in expense as a result of the amortization of these shares.

Leased Office Space - Eagle’s headquarters are located in an office building that is owned by a limited partnership in which Eagle’s Chairman and Chief Executive Officer are limited partners. We entered into a lease for this office space subsequent to our IPO at terms approximating the fair market value. We are obligated to pay $0.6 million in rent over a ten-year period, or on average, approximately $5,000 per month. The expense of this lease is being recognized on a straight-line basis. In addition to the rent payments, we will also be subject to a common area maintenance fee allocation related to this office space of approximately $2,000 per month. Eagle believes the lease payments do not exceed market value.

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

On June 2, 2006, Eagle declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on July 14, 2006, to holders of record as of June 30, 2006. The total amount of the dividends paid to holders of our common stock was $3.1 million and $1.0 million was paid to holders of operating partnership units.

On June 2, 2006, Eagle declared a quarterly dividend of $0.515625 per 8.25% Series A Cumulative Redeemable Preferred Share for the period ended June 30, 2006 to holders of record as of June 15, 2006. The total amount of dividends paid to holders of the preferred shares was $2.1 million and was paid on June 30, 2006.

During the six months and three months, respectively, ended June 30, 2006, 326,111 and 49,801 of our operating partnership units were redeemed for an equal number of common shares. This redemption reduced our operating partnership units outstanding to 5,917,726. These redemptions are non-cash items.

Interest paid by Eagle during the six months ended June 30, 2006 and 2005, respectively, was $5.9 million and $4.3 million. Interest paid during the three months ended June 30, 2006 and 2005, respectively, was $3.1 million and $2.2 million.

During the six months and three months, respectively, ended June 30, 2006, Eagle granted approximately 52,000 shares and 3,000 shares of restricted stock, valued at approximately $450,000 and $26,000, respectively, under its LTIP. Approximately 3,000 shares of restricted stock due to employee resignations, valued at approximately $30,000, were cancelled during the six months ended June 30, 2006, with no cancellations occurring during the three months ended June 30, 2006. During the six months and three months, respectively, ended June 30, 2005, Eagle granted 23,800 shares and 20,000 shares, valued at approximately $216,000 and $180,000, under its LTIP. There were 20,833 shares cancelled due to employee resignations during the six months and three months ended June 30, 2005, valued at approximately $203,000.

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

The Company had a net tax expense(benefit) of $909 and $(1,490), respectively, for the six month periods ending June 30, 2006 and 2005.

	2006	2005
Current
State and local income tax expense	$223	$217
Federal income tax expense	—	—

	223	217
Deferred
State and local income tax expense	59	—
Federal income tax expense(benefit)	627	(1,707)

Net income tax expense (benefit)	$909	$(1,490)

The Company had a net tax expense of $546 and $5, respectively, for the three month periods ending June 30, 2006 and 2005.

	2006	2005
Current
State and local income tax expense	$152	$217
Federal income tax expense	—	—

	152	217
Deferred
State and local income tax expense	10	—
Federal income tax expense(benefit)	384	(212)

Net income tax expense (benefit)	$546	$5

The Company’s deferred tax asset related to its taxable REIT subsidiary (“TRS”) consisted of the following for the periods ending June 30, 2006 and December 31, 2005:

	2006	2005
State deferred tax asset	$301	$360
Federal deferred tax asset	2,411	3,038

Gross deferred tax asset	2,712	3,398
Valuation allowance	(75)	(75)

Net deferred tax asset	$2,637	$3,323

The Company had an income tax payable of $267 and $565, respectively as of June 30, 2006 and December 31, 2005.

	June 30, 2006	December 31, 2005
State and local income tax payable	$267	$565
Federal income tax payable	—	—

Income tax payable	$267	$565

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. We do not anticipate the adoption of this pronouncement to have a material effect on our financial statements.

12. COMMITMENTS AND CONTINGENCIES

Restricted Cash — Under certain existing mortgage loan and hotel management agreements, Eagle is obligated to escrow payments for insurance, real estate taxes and 4% to 5% of gross revenue of certain properties for capital improvements.

Contingent Consideration — At the time we acquired our initial hotels, we agreed to make earn-out payments totaling in the aggregate up to 833,333 additional operating partnership units, which are be payable to the original contributors of the Embassy Suites Hotel Columbus/Dublin, the Embassy Suites Hotel Cleveland/Rockside and the Embassy Suites Hotel Denver-International Airport only if certain operating measurements are achieved on any trailing 12-month basis within three years from the contribution. For the 12-month period ended September 30, 2005, the Embassy Suites Hotel Denver-International Airport exceeded the operating measurements required to receive the additional 250,000 operating partnership units pursuant to the earn-out provisions of the original contribution agreement. These operating partnership units were issued to the former owners of that hotel on December 5, 2005. For the 12-month period ended June 30, 2006, the Embassy Suites Hotel Dublin-Columbus exceeded the operating measurements required to receive the additional 83,333 operating partnership units pursuant to the earn-out provisions of the original contribution agreement. These operating partnership units were issued to the former owner of that hotel on July 24, 2006.

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

Litigation — We are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our financial position, results of operations or liquidity.

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

13. COMPREHENSIVE INCOME

For the six months ended June 30, 2006 and 2005, respectively, comprehensive income was $2,496,000 and $2,398,000. For the three months ended June 30, 2006 and 2005, respectively, comprehensive income was $2,098,000 and $1,764,000. As of June 30, 2006 and December 31, 2005, Eagle’s accumulated other comprehensive income was $15,000 and $9,000, respectively. The change in accumulated other comprehensive income was entirely due to Eagle’s unrealized gains on its marketable securities.

14. SUBSEQUENT EVENTS

On July 21, 2006, we completed the acquisition of the 273-room Embassy Suites Boston at Logan International Airport for $53.4 million. The hotel is subject to a 90-year ground lease. This hotel is managed by Prism Hotels & Resorts. This acquisition was funded via our $110 million unsecured credit facility, having an interest rate of 200 basis points over 30-day LIBOR. The credit facility was also amended to delay the phase-in of a stricter financial covenant. Effective with this amendment, our senior unsecured credit facility now requires that the ratio of our total liabilities to total asset value not exceed 58% through December 31, 2006, 55% from the period January 1, 2007 through March 31, 2007 and 53% thereafter.

At the time we acquired our initial hotels, we agreed to make earn-out payments totaling in the aggregate up to 833,333 additional operating partnership units, which are be payable to the original contributors of the Embassy Suites Hotel Columbus/Dublin, the Embassy Suites Hotel Cleveland/Rockside and the Embassy Suites Hotel Denver-International Airport only if certain operating measurements are achieved on any trailing 12-month basis within three years from the contribution. For the 12-month period ended June 30, 2006, the Embassy Suites Hotel Dublin-Columbus exceeded the operating measurements required to receive the additional 83,333 operating partnership units pursuant to the earn-out provisions of the original contribution agreement. These operating partnership units were issued to the former owner of that hotel on July 24, 2006.

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

RESULTS OF OPERATIONS

OVERVIEW

Eagle Hospitality Properties Trust, Inc., a Maryland corporation (together with its subsidiaries “Eagle” or “Company”), is a self-advised real estate investment trust (“REIT”) formed to pursue investment opportunities in the full-service and all-suites hotel industry. As of June 30, 2006, Eagle’s portfolio consists of twelve full-service and all-suites hotels under the Embassy Suites, Marriott, Hilton and Hyatt brands.

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

Eagle enjoyed a successful first half of 2006 as virtually all geographic regions experienced year over year growth with business and group transient demand leading the way.

For the second quarter of 2006, the Company had net income available to common shareholders of $2.1 million, or $0.12 per diluted share. FFO was $6.8 million, or $0.29 per diluted share/unit and EBITDA was $12.5 million. RevPAR was $100.94.

For the first half of 2006, the Company had net income available to common shareholders of $2.5 million, or $0.14 per diluted share. FFO was $11.2 million, or $0.48 per diluted share/unit and EBITDA was $22.4 million. RevPAR was $100.28.

FIRST HALF HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2006

Refer to the “Results of Operations” section below for discussion of our first half and second quarter 2006 results compared to 2005 results.

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

Due to a strengthening economy and the aggressive management of our hotels, our portfolio saw RevPAR increase by 11.3%, from $90.10 for the first half of 2005 to $100.28 for the first half of 2006. The portfolio occupancy improved by 4.6% to 73.5% and the ADR improved 6.4% to $136.39. For the second quarter of 2006, our portfolio saw RevPAR increase by 8.0%, to $100.94 from $93.50 for the second quarter of 2005. The portfolio occupancy improved by 1.9% to 75.6% and the ADR improved 6.0% to $133.46. The western portion of our portfolio showed the largest improvement in RevPAR by increasing 12.0% to $110.78 for the second quarter of 2006 as compared to $98.90 for the second quarter of 2005. This increase shows the significance in the geographical diversification of our portfolio as two of the three hotels in the West were hotels that we acquired in 2005.

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

On June 2, 2006, Eagle declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on July 14, 2006, to holders of record as of June 30, 2006. The total amount of the dividends paid to holders of our common stock was $3.1 million and $1.0 million was paid to holders of operating partnership units.

On June 2, 2006, Eagle declared a quarterly dividend of $0.515625 per 8.25% Series A Cumulative Redeemable Preferred Share for the period ended June 30, 2006 to holders of record as of June 15, 2006. The total amount of dividends paid to holders of the preferred shares was $2.1 million and was paid on June 30, 2006.

On July 21, 2006, we completed the acquisition of the 273-room Embassy Suites Boston at Logan International Airport for $53.4 million. This acquisition is part of our stated strategy to diversify the geography of our portfolio. In addition, we intend to sell one or more of our other hotels in the next 180 days. We have identified the Embassy Suites Boston at Logan-International Airport as a replacement property under Section 1031 of the Internal Revenue Code, which enables us to structure such future dispositions as tax-free exchanges assuming the other requirements of Section 1031 are met. No assurances can be given that we will sell any of our hotels on favorable terms, if at all, or that we will satisfy the requirements under Section 1031 for a tax-free exchange.

For the 12-month period ended June 30, 2006, the Embassy Suites Hotel Dublin-Columbus exceeded the operating measurements required to receive the additional 83,333 operating partnership units pursuant to the earn-out provisions of the original contribution agreement. These operating partnership units were issued to the former owner of that hotel on July 24, 2006.

Interest paid by Eagle during the six months ended June 30, 2006 and 2005, respectively, was $5.9 million and $4.3 million. Interest paid during the three months ended June 30, 2006 and 2005, respectively, was $3.1 million and $2.2 million.

During the six months and three months, respectively, ended June 30, 2006, Eagle granted approximately 52,000 shares and 3,000 shares of restricted stock, valued at approximately $450,000 and $26,000, respectively, under its LTIP. Approximately 3,000 shares of restricted stock due to employee resignations, valued at approximately $30,000, were cancelled during the six months ended June 30, 2006, with no cancellations occurring during the three months ended June 30, 2006. During the six months and three months, respectively, ended June 30, 2005, Eagle granted 23,800 shares and 20,000 shares, valued at approximately $216,000 and $180,000, under its LTIP. There were 20,833 shares cancelled due to employee resignations during the six months and three months ended June 30, 2005, valued at approximately $203,000.

During the six month periods ended June 30, 2006 and 2005, respectively, 326,111 and 0 partnership units were redeemed in exchange for an equal number of shares of our common stock. During the three month periods ended June 30, 2006 and 2005, respectively, 49,801 and 0 partnership units were redeemed in exchange for an equal number of shares of our common stock. As of June 30, 2006 there are 5,917,726 partnership units outstanding which represent an approximate minority interest ownership of 25%. These exchanges are non-cash items.

Management expects revenues and net income will be higher for the second half of 2006 than the second half of 2005. However, we anticipate that the rate of growth is likely to be lower in the second half of 2006 than it was in the first half. Management expects to see increases for the second half of 2006 over the same period last year for the following reasons:

•	Improved market conditions, especially in the Midwest.

•	Continued strong operating revenues of the hotels acquired in 2005.

•	Gains in market share for the Chicago Marriott Southwest at Burr Ridge.

•	Aggressive asset and revenue management.

•	Acquisition of the Embassy Suites Boston/Logan Airport.

•	Completion of capital improvements.

It should be noted that despite the positive trends and events noted above, increases in revenues and net income for the remainder of 2006 may not be as strong as those seen in the first half of 2006. Our hotels, especially those in the Midwest that depend more on transient leisure travelers, are vulnerable to downturns in leisure travel brought on by increased gas prices. Also, as room rates are increasing, we are seeing a slowing in food & beverage revenues.

This foregoing forward-looking statement is subject to risks and uncertainties. For more information, see the introductory paragraphs of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on page 17.

CRITICAL ACCOUNTING POLICIES

There were no changes to the critical accounting policies and estimates made by management in the three months ended June 30, 2006. For a more detailed description of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our 2005 Annual Report on Form 10-K.

FINANCIAL CONDITION

Quarter Ended June 30, 2006 Compared to December 31, 2005

Total notes payable debt decreased $6.6 million from $211.4 million to $204.8 million, or 3.1%.

Total assets decreased $10.7 million, the result of depreciation and amortization, reduced restricted replacement reserves used hotel capital expenditures and reduced unrestricted cash.

The unrestricted cash balance decreased $1.6 million from December 31, 2005. This decrease is the result of $12.4 million in dividends and distributions paid to the preferred and common shareholders, $5.7 million of hotel capital expenditures, and a net credit facility paydown of $6.0 million largely offset by cash generated by hotel operations.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

(000’s)	2006	2005
Total Revenue	$38,514	$28,768
Operating Expense	30,245	23,766
Net Operating Income	8,269	5,002
Net Income Available to Common Shareholders	2,101	1,768

Revenue. Total revenues increased $9.7 million, or 33.7%, from $28.8 million in the second quarter of 2005 to $38.5 million in the second quarter of 2006. $8.0 million of the increase was related to the hotels acquired in 2005. In addition, the revenues at the Chicago Marriott Southwest at Burr Ridge increased by $0.3 million in the first quarter of 2006 as this hotel continues to gain market share after having opened in August 2004. The Embassy Suites Hotel Tampa/Westshore and the Embassy Suites Hotel Dublin each saw quarterly revenue gains of $0.3 million.

Our portfolio RevPAR increased from $93.50 to $100.94 for the second quarter of 2006, or 8.0%. Aside from the Chicago Marriott Southwest at Burr Ridge, which opened in August 2004 and showed a 19.7% second quarter RevPAR improvement, the largest RevPAR increases occurred at the Embassy Suites Hotel Phoenix/Scottsdale and the Hilton Glendale.

It is important to note that 75% of our second quarter RevPAR growth resulted from gains in ADR. A key part of our asset management strategy is to focus on the growth of ADR as a more sustainable revenue strategy than to simply boost occupancy through underpricing the competition.

Operating Expenses. Total operating expenses increased by $6.4 million, from $23.8 million, or 26.9%, during the second quarter of 2005, to $30.2 million in the second quarter of 2006. Of this increase, approximately $5.1 million was related to the hotels acquired in 2005. Another $0.3 million of increases were seen in the areas of corporate expense, insurance and real estate taxes. The remainder of the increase was largely due to items that vary directly with an increase in revenues, such as housekeeping expense and franchise, management and credit card fees.

Depreciation and Amortization Expense. Total depreciation and amortization expense increased by $1.0 million, or 32.3%, from $3.1 million in the second quarter of 2005 to $4.1 million during the same period in 2006. This increase is related to the depreciation of the hotels acquired in 2005, somewhat offset by declining depreciation amounts at our existing hotels as certain assets, in particular, furniture and fixtures, become fully depreciated.

Operating Income. Net operating income increased by $3.3 million, or 66%, to $8.3 million in the second quarter of 2006 from $5.0 million during the second quarter of 2005. The increase was the result of the net operating income provided by the 2005 hotel acquisitions, the increases shown by the existing hotels and a decrease of $1.0 million in stock based compensation. Somewhat offsetting these increases were increases of $1.0 million in depreciation and amortization expense and $0.1 million of corporate expense.

Interest Expense. Total interest expense increased in the second quarter of 2006 by approximately $0.7 million, or 30.4%, to $3.0 million from $2.3 million in 2005. The increase is the result of the debt incurred related to the acquisitions of the Embassy Suites Hotel Phoenix/Scottsdale, Hilton Glendale and the Embassy Suites Hotel & Casino San Juan, offset to some extent by the refinancings that occurred in 2005.

Income Tax Expense. A net income tax expense of $0.5 million was booked for the three month period ending June 30, 2006 as compared to $0 million for the same period in 2005. This was the result of higher taxable income in 2006 as compared to 2005 and amendments to the TRS leases that were effective January 1, 2006.

Minority Interest. Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Income is allocated to minority interest based on the weighted average percentage ownership during the quarter. For the three month period ending June 30, 2006, the weighted average percentage of the limited partners’ ownership was approximately 25%. As a result of this ownership percentage, the portion of the income earned during the second quarter of 2006 and allocated to the minority interest was $0.7 million as compared to $0.6 million in the second quarter of 2005.

Distributions to Preferred Shareholders. During the three month period ended June 30, 2006, the Company made distributions in the amount of the $2.1 million related to the Series A Preferred Shares. These shares were issued as the result of a public offering that closed on June 13, 2005. The prorated distributions in the same period for 2005 were $0.4 million.

Net Income Available to Common Shareholders. The net income available to common shareholders of approximately $2.1 million in the second quarter of 2006 represented an increase of approximately $0.3 million, or 16.7%, from the $1.8 million recognized in the second quarter of 2005. The increase was due to the increased income generated by our hotels, in particular, the 2005 acquisitions largely offset by the preferred share distribution and income tax expense.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

(000’s)	2006	2005
Total Revenue	$73,672	$50,471
Operating Expense	59,641	44,046
Net Operating Income	14,031	6,425
Net Income Available to Common Shareholders	2,490	2,413

Revenue. Total revenues increased $23.2 million, or 45.9%, from $50.5 million for the first six months of 2005 to $73.7 million for the first six months of 2006. $17.9 million of the increase was related to the hotels acquired in 2005. In addition, the revenues at the Chicago Marriott Southwest at Burr Ridge increased by $1.0 million in the six months of 2006 compared to 2005, as this hotel continues to gain market share after having opened in August 2004. All of our remaining hotels showed revenue gains of $0.3 million to $0.8 million providing support for our views on improving market conditions.

Our portfolio RevPAR increased from $90.10 to $100.28 for the first half of 2006, or 11.3%. Aside from the Chicago Marriott Southwest at Burr Ridge, which opened in August 2004 and showed a significant first half RevPAR improvement, the largest RevPAR increases occurred at the Hilton Glendale and the Embassy Suites Hotel Tampa Airport/Westshore.

It is especially important to note the 11.6% RevPAR increase at the Embassy Suites Hotel Cincinnati-RiverCenter as this hotel showed a net RevPAR decrease for the second half of 2005. Hotel renovations in 2005 adversely affected occupancy.

Operating Expenses. Total operating expenses increased by $15.6 million, or 35.5%, from $44.0 million during the first six months of 2006, to $59.6 million in the first six months of 2006. Of this increase, approximately $10.0 million was related to the hotels acquired in 2005. Due to changes in brand standards there was increased linen expense of $0.4 million in the first half of 2006. Our hotels incurred $0.5 million in increased real estate tax, insurance and energy expense. There was an increase of $0.4 million in corporate expense. Also, approximately $0.1 million of the increase was due to the change in the management fee rate charged by Commonwealth Hotels from 2.5% to 2.75% pursuant to thee terms of the management agreements negotiated with Commonwealth Hotels at our IPO. The remainder of the increase was largely due to items that vary directly with an increase in revenues, such as housekeeping expense and franchise, management and credit card fees.

Depreciation and Amortization Expense. Total depreciation and amortization expense increased by $2.4 million, or 41.4%, from $5.8 million in 2005 to $8.2 million during the same period in 2006. Virtually all of this increase is related to the depreciation of the hotels acquired in 2005.

Operating Income. Net operating income increased by $7.6 million, or 119%, to $14.0 million in first half of 2006 from $6.4 million during the first half of 2005. The increase was the result of the net operating income provided by the 2005 hotel acquisitions, the increases shown by the existing hotels and a decrease of $1.0 million in stock based compensation. Somewhat offsetting these increases were increases of $2.4 million in depreciation and amortization expense and $0.4 million of corporate expense.

Interest Expense. Total interest expense increased in the first six months of 2006 by approximately $1.4 million, or 31.1%, to $5.9 million from $4.5 million in 2005. The increase is the result of the debt incurred related to the acquisitions of the Embassy Suites Hotel Phoenix/Scottsdale, Hilton Glendale and the Embassy Suites Hotel & Casino San Juan, offset to some extent by the refinancings that occurred in 2005.

Income Tax Expense. A net income tax expense of $0.9 million was booked for the six month period ending June 30, 2006 as compared to a net income tax benefit of $1.5 million for the same period in 2005. This was the result of higher taxable income in 2006 as compared to 2005 and amendments to the TRS leases that were effective January 1, 2006.

As of June 30, 2006, the Company had a net deferred tax asset of $2.6 million due to prior year losses by the TRS. Management believes that it is more likely than not that this deferred tax asset will be realized. There is a valuation allowance of $0.1 million for the state and local portion of this deferred asset because the realization is deemed to be less likely due to tax law changes.

Minority Interest. Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Income is allocated to minority interest based on the weighted average percentage ownership during the quarter. For the six month period ending June 30, 2006, the weighted average percentage of the limited partners’ ownership was approximately 25%. As a result of this ownership percentage, the portion of the income earned during the first six months of 2006 and 2005 and allocated to the minority interest was $0.8 million.

Distributions to Preferred Shareholders. During the six month period ended June 30, 2006, the Company made distributions in the amount of the $4.1 million related to the Series A Preferred Shares. These shares were issued as the result of a public offering that closed on June 13, 2005. The prorated distributions in the same period for 2005 were $0.4 million.

Net Income Available to Common Shareholders. The net income available to common shareholders of approximately $2.5 million in the first six months of 2006 represented an increase of approximately $0.1 million, from the $2.4 million recognized in the first six months of 2005. The increase was due to the increased income generated by our hotels, in particular, the 2005 acquisitions largely offset by the preferred share distribution and income tax expense.

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

The following is a reconciliation between net income and FFO for the three months and six months ended June 30, 2006 and 2005, respectively (in thousands, except share amounts):

NET INCOME TO FFO RECONCILIATION

	Q2 2006	Q2 2005
Net income (loss) before minority interest	$5,420	$2,798
Income tax (expense)	(546)	$(5)
Preferred dividends	(2,062)	(413)
Gain on sale of assets	—	(14)
Real estate related depreciation	3,960	3,027

FFO	$6,772	$5,393

FFO per share - fully diluted	$0.29	$0.23

Fully diluted weighted average shares outstanding	23,480	23,095

NET INCOME TO FFO RECONCILIATION

	YTD 2006	YTD 2005
Net income (loss) before minority interest	$8,363	$2,170
Income tax (expense)benefit	(909)	$1,490
Preferred dividends	(4,125)	(413)
Gain on sale of assets	(2)	(14)
Real estate related depreciation	7,847	5,628

FFO	$11,174	$8,861

FFO per share - fully diluted	$0.48	$0.38

Fully diluted weighted average shares outstanding	23,418	23,062

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

The following is a reconciliation between net income and EBITDA for the three months and six months ended June 30, 2006 and 2005, respectively (in thousands):

NET INCOME TO EBITDA RECONCILIATION

	Q2 2006	Q2 2005
Net income (loss) before minority interest	$5,420	$2,798
Depreciation and amortization	4,139	3,141
Other (income)/expense	—	—
Interest expense	2,966	2,338

EBITDA	$12,525	$8,277

NET INCOME TO EBITDA RECONCILIATION

	YTD 2006	YTD 2005
Net income (loss) before minority interest	$8,363	$2,170
Depreciation and amortization	8,205	5,808
Other (income)/expense	(2)	—
Interest expense	5,864	4,477

EBITDA	$22,430	$12,455

Key Hotel Operating Statistics

The following table illustrates key operating statistics of our portfolio for the three months and six months ended June 30, 2006. This table assumes that the third party lessee structure for the Embassy San Juan Hotel & Casino does not exist:

Three Months Ending June 30, 2006	2006	2005
12 hotels
Room revenues	$29,790	$27,593
RevPAR (1)	$100.94	$93.50
Occupancy	75.6%	74.2%
Average daily rate (2)	$133.46	$125.96

Six Months Ending June 30, 2006	2006	2005
12 hotels
Room revenues	$58,860	$52,890
RevPAR (1)	$100.28	$90.10
Occupancy	73.5%	70.3%
Average daily rate (2)	$136.39	$128.18

(1)	RevPar is defined as the product of the occupancy percentage and ADR.
(2)	Average daily rate is defined as total room revenue divided by the number of rooms sold.

For comparative purposes this schedule includes the Embassy Suites Hotel Phoenix, which was acquired on February 24, 2005, the Hilton Glendale, which was acquired on June 23, 2005 and the Embassy Suites Hotel & Casino San Juan, which was acquired on June 28, 2005, for the entire three months ending June 30, 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of funds to meet our cash requirements, including distributions to stockholders, is our share of the operating partnership’s cash flow. The operating partnership’s principal source of revenue will be the cash flow provided by the hotel operations. We also plan to recycle capital by disposing of stabilized assets when attractive opportunities are available.

Below is a comparison of the cash flows for the six months ended June 30, 2006 and 2005, respectively. (000’s):

	2006	2005
Net cash provided by operating activities	$17,290	$10,071
Net cash (used in) provided by investing activities	124	(177,882)
Net cash (used in) provided by financing activities	(19,027)	172,488

Net (decrease) increase in cash and cash equivalents	$(1,613)	$4,677

Cash flow from hotel operations is subject to all operating risks common to the hotel industry, including:

•	Competition for guests from other hotels;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	Increases in operating costs related to inflation and other factors, including wages, benefits, insurance, and energy;

•	Overbuilding in the hotel industry, especially in particular markets; and

•	Actual or threatened acts of terrorism and actions taken against terrorists, which often cause public concern about travel safety.

Recurring capital expenditures and debt service are the most significant short-term liquidity requirements. During the remainder of 2006, we expect capital expenditures will be substantially funded by our replacement reserve accounts and cash provided by hotel operations.

We expect to set aside 4% of certain future hotel revenues (5% with respect to the Hyatt Regency Rochester) in our replacement reserve accounts to fund capital expenditures. Throughout the remainder of 2006 we expect to make approximately $5.3 to $8.3 million in capital expenditures with the majority of the expenditures occurring at the Hyatt Regency Rochester, Embassy Suites Hotel & Casino San Juan, Hilton Glendale and the Embassy Suites Hotel Tampa Airport/Westshore. We anticipate that these expenditures will be funded from existing restricted cash reserves and cash provided by hotel operations.

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

Capital Projects

During the six months ended June 30, 2006, Eagle spent approximately $5.7 million, on capital improvements.

Below is a table depicting the significant capital expenditures by hotel for the six months ended June 30, 2006:

Hotel	2006 Capital Expenditures
Hyatt Regency Rochester	$1.6 million
Hilton Glendale	1.4 million
Embassy Suites Hotel & Casino San Juan	1.3 million
Embassy Suites Hotel Tampa Airport/Westshore	0.5 million

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

Inflation

We rely entirely on the performance of our properties and the ability of the properties’ managers to increase revenues to keep pace with inflation. Hotel operators can generally increase room rates rather quickly, but competitive pressures may limit their ability to raise rates faster than inflation. Our general and administrative costs, such as real estate and personal property taxes, wages, property and casualty insurance, and utilities are also subject to inflationary pressures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. Our variable rate debt as of June 30, 2006 is $40.3 million, or approximately 20%, of our debt.

We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. The weighted average interest rate of our variable rate debt and total debt as of June 30, 2006 was 7.20% and 5.80%, respectively.

We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest expense incurred by $0.1 million, based upon the debt outstanding at June 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)). Based upon the evaluation, they concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in this Quarterly Report was recorded, processed, summarized and reported on a timely basis.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 3, 2006, the Company held its Annual Meeting of Shareholders. The matters on which the shareholders voted, in person or by proxy, were:

•	for the election of members of the Board of Directors to serve until the 2007 Annual Meeting of Shareholders and until their successors are duly elected and qualified; and

•	the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2006.

Election of Board of Directors:

Director	Votes For	Votes Against	Votes Withheld
William P. Butler	12,687,365	0	1,919,185
J. William Blackham	14,557,424	0	49,126
Robert J. Kohlhepp	14,552,274	0	54,276
Frank C. McDowell	14,556,674	0	49,876
Louis D. George	14,555,174	0	51,376
Thomas R. Engel	14,556,674	0	49,876
Thomas E. Costello	14,488,924	0	117,626
Thomas E. Banta	12,858,415	0	1,748,135
Paul S. Fisher	14,557,174	0	49,376

Ratification of Appointment of Independent Auditors:

Votes For	Votes Against	Votes Withheld
14,560,453	33,949	12,148

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10	Employment Agreement of Brian Guernier dated May 22, 2006, incorporated by reference to Exhibit 10.1 of the current report filed on Form 8-K dated May 22, 2006

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

By:	/s/ J. William Blackham
J. William Blackham
President and Chief Executive Officer

DATED: AUGUST 7, 2006

By:	/s/ Raymond D. Martz
Raymond D. Martz
Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)

DATED: AUGUST 7, 2006