Form 10-Q
period 2006-09-30
Eagle Hospitality Properties Trust, Inc.
filed 2006-11-02
CIK 1289169

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Commission file number: 001-32279

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

(Exact name of registrant specified in its charter)

Maryland	55-0862656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 E. RiverCenter Blvd., Suite 480, Covington, KY

(Address of principal executive office)

41011

(Zip Code)

(859) 581-5900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Outstanding as of September 30, 2006
Common stock, $.01 par value	17,754,664

8 1/4% Series A Cumulative Redeemable Preferred Shares, $.01 par value	4,000,000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Securities Exchange Act (check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2006

PART I

Item 1. Financial Statements.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, $000’s omitted)

	(Unaudited) September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$5,173	$8,628
Restricted cash - real estate tax escrows	846	1,623
Restricted replacement reserves	2,264	5,436
Accounts receivable, net	5,833	6,026
Inventories	626	620
Deferred income taxes	2,533	3,323
Deferred franchise fees and loan fees, net	3,059	3,517
Prepaid expenses and other assets	1,472	1,948
Investment in hotel properties, net	442,198	394,990

Total assets	$464,004	$426,111

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:

Notes payable	$254,934	$211,427
Capital lease obligations	61	112
Income tax payable	274	565
Accounts payable	2,858	2,272
Due to (from) affiliates, net	78	(32)
Dividends and distributions payable	4,157	4,135
Accrued expenses	11,182	8,649
Advance deposits	1,720	2,098

Total liabilities	$275,264	$229,226

Minority interest	10,800	13,661

SHAREHOLDERS’ EQUITY

Preferred stock, $0.01 par value, 10,000,000 shares authorized, 8.25% Series A - 4,000,000 issued and outstanding at September 30, 2006 and December 31, 2005	$40	$40
Common stock, $0.01 par value, 100,000,000 shares authorized, 17,757,664 and 17,382,385 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	177	174
Additional paid-in capital	196,286	196,847
Deferred compensation	—	(1,700)
Accumulated other comprehensive income	—	9
(Dividends in excess of accumulated earnings)	(18,563)	(12,146)

Total shareholders’ equity	$177,940	$183,224

Total liabilities and shareholders’ equity	$463,963	$426,111

See notes to consolidated financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(unaudited, 000’s omitted, except per share amounts)

	2006	2005
Revenues:
Rooms department	$27,199	$23,015
Food and beverage department	7,998	7,529
Lease income	1,398	1,350
Other operating departments	1,650	1,312

Total revenue	38,245	33,206
Expenses:
Rooms department	6,514	5,598
Food and beverage department	5,603	5,122
Other operating departments	837	760
Selling, general and administrative expense	12,879	10,710
Depreciation and amortization	4,804	4,358
Corporate general and administrative	1,134	2,001

Total operating expenses	31,771	28,549

Net Operating Income	6,474	4,657

Interest expense	(3,746)	(3,151)
Interest income	87	129
Other income	—	8

Income before provision for income taxes and minority interest	2,815	1,643

Income tax expense (benefit)	211	(723)
Minority interest expense	137	77

Net income	$2,467	$2,289
Distributions to preferred shareholders	2,063	2,062

Net income available to common shareholders	$404	$227
Unrealized (loss) gain on marketable securities	(15)	8

COMPREHENSIVE INCOME	$389	$235

Basic income per share	$0.02	$0.01
Diluted income per share	$0.02	$0.01
Weighted average basic shares outstanding	17,573	17,170
Weighted average diluted shares and partnership units outstanding	23,577	23,167

See notes to consolidated financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(unaudited, 000’s omitted, except per share amounts)

	2006	2005
Revenues:
Rooms department	$77,252	$59,013
Food and beverage department	25,375	20,005
Lease income	4,873	1,395
Other operating departments	4,417	3,264

Total revenue	111,917	83,677
Expenses:
Rooms department	18,462	14,479
Food and beverage department	16,988	12,892
Other operating departments	2,450	1,833
Selling, general and administrative expense	36,313	27,576
Depreciation and amortization	13,009	10,166
Corporate general and administrative	4,190	5,705

Total operating expenses	91,412	72,651

Net Operating Income	20,505	11,026

Interest expense	(9,610)	(7,628)
Interest income	281	393
Other income	2	22

Income before provision for income taxes and minority interest	11,178	3,813

Income tax expense (benefit)	1,120	(2,213)
Minority interest expense	976	911

Net income	$9,082	$5,115
Distributions to preferred shareholders	6,188	2,475

Net income available to common shareholders	$2,894	$2,640
Unrealized loss on marketable securities	(9)	(7)

COMPREHENSIVE INCOME	$2,885	$2,633

Basic income per share	$0.16	$0.14
Diluted income per share	$0.16	$0.14
Weighted average basic shares outstanding	17,541	17,102
Weighted average diluted shares and partnership units outstanding	23,505	23,096

See notes to consolidated financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(unaudited, $000’s omitted)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Dividends in Excess of Accumulated Earnings	Total
Balance at December 31, 2005	$40	$174	$196,847	$(1,700)	$9	$(12,146)	$183,224
Common dividends paid or declared, $0.525 per share						(9,311)	(9,311)
Preferred dividends paid, $1.5469 per share						(6,188)	(6,188)
OP unit redemption	—	3	703		—	—	706
Stock-based compensation	—	—	436		—	—	436
Reclassify for FAS 123(R) adoption			(1,700)	1,700			—
Unrealized gain on investments	—	—	—		(9)	—	(9)
Net income	—	—	—		—	9,082	9,082

Balance at September 30, 2006	$40	$177	$196,286	$—	$—	$(18,563)	$177,940

See notes to consolidated financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2006 and 2005

(unaudited, $000’s omitted)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,082	$5,115
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	790	(2,611)
Depreciation	12,490	9,790
Amortization of deferred loan fees and franchise rights	540	354
Stock based compensation	436	2,013
Minority interest	976	911
Changes in assets and liabilities:
Accounts receivables	443	(2,557)
Inventory, prepaid expenses, and other assets	555	656
Due to affiliates	110	(537)
Accounts payable, accrued expenses and advance deposits	2,338	10,513

Net cash provided by operating activities	$27,760	$23,647
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of hotel properties	$(51,559)	$(172,172)
Capital expenditures	(8,422)	(11,427)
Restricted cash	3,940	1,524

Net cash used in investing activities	$(56,041)	$(182,075)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing	$—	$195,200
Cash paid for financing fees	—	(929)
Debt principal payments	(948)	(91,636)
Credit facility borrowings	68,700	—
Credit facility payments	(24,245)	—
Proceeds from preferred stock offering	—	100,000
Cost of preferred stock offering	—	(3,543)
Payment of related party loan	—	(23,391)
Payment on capital lease obligations	(51)	(48)
Payments of preferred dividends	(6,188)	(2,475)
Payments of common dividends and distributions	(12,442)	(16,345)
Adjustments to opening balance sheet	—	(567)

Net cash provided by financing activities	$24,826	$156,266

NET DECREASE CASH AND CASH EQUIVALENTS	$(3,455)	$(2,162)
CASH AND CASH EQUIVALENTS, beginning of year	8,628	15,661

CASH AND CASH EQUIVALENTS, end of period	$5,173	$13,499

See notes to consolidated financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 (unaudited)

1. BACKGROUND

Eagle Hospitality Properties Trust, Inc., a Maryland corporation (together with its subsidiaries “Eagle”, “Company”, “We”, “Us” or “Our”), is a self-advised real estate investment trust (“REIT”) formed to pursue investment opportunities in the full-service and all-suites hotel industry. As of September 30, 2006, Eagle’s portfolio consists of thirteen full-service and all-suites hotels under the Embassy Suites, Marriott, Hilton and Hyatt brands.

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

Our operating partnership, EHP Operating Partnership, L.P. (“EHP OP” or “the operating partnership”), was organized as a limited partnership under the laws of the state of Maryland. The Company is the sole general partner of and owns approximately 75% of the limited partnership units in EHP OP. Limited partners (including certain of our officers and directors) own the remaining operating partnership units. After one year from the date the units are issued, limited partners may generally redeem each unit for the cash value of one share of our common stock or, at our sole option, one share of common stock.

Taxable REIT Subsidiaries

EHP TRS Holding Co., Inc. (“EHP TRS”), our taxable REIT subsidiary, was incorporated as a Maryland corporation. Each of our hotel properties, except the Embassy Suites San Juan Hotel, is leased to a wholly owned subsidiary of EHP TRS, which engages independent hotel management companies to manage and operate the hotels under management contracts. Lease revenue from EHP TRS and its wholly owned subsidiaries is eliminated in consolidation. Under applicable REIT tax rules, neither we nor our operating partnership can directly undertake the daily management activities of our hotels. Therefore, our principal source of funds will be dependent on EHP TRS’s ability to generate cash flow from the operation of the hotels. EHP TRS will pay income taxes at regular corporate rates on its taxable income. The Embassy Suites San Juan is leased to an unaffiliated lessee and the only income that we recognize in relation to this hotel is the lease income paid by the lessee.

2. BUSINESS COMBINATIONS

On February 24, 2005, we completed the acquisition of the 270-room Embassy Suites Phoenix-Scottsdale for $33.1 million. This acquisition was funded through a combination of cash and the proceeds from a $22.1 million three-year, full recourse loan having an interest rate of 215 basis points over 30-day LIBOR that was collateralized by the hotel. This $22.1 million loan was paid off in December 2005 through funds drawn on our credit facility. This hotel is managed by Commonwealth Hotels, Inc. (“Commonwealth Hotels”).

On June 23, 2005, we completed the acquisition of the 351-room Hilton Glendale in Glendale, California (“Hilton Glendale”) for $80.0 million. This acquisition was funded through a combination of cash and the proceeds from a $53.1 million bridge loan. The bridge loan was repaid on July 7, 2005 with the proceeds from a $53.1 million seven-year, interest only loan having a fixed interest rate of 5.21%. The previous owner of the Hilton Glendale had a loan with the Glendale Redevelopment Agency (“GRA”). This loan had a participating feature in which the GRA would receive 1.5% of revenues above certain thresholds through 2018 and 2.0%, thereafter. The loan was paid off by the previous owner at the time we purchased the hotel and the intent was that the previous owner would enter into a cash buyout agreement of the participating feature of the loan with the GRA. This agreement was not finalized and in accordance with the hotel purchase agreement the previous owner refunded $2.5 million of the initial purchase price to us on April 13, 2006. We remain subject to the participating feature though we do not anticipate the participation payments to materially affect our financial statements in the near term.

On June 28, 2005, we completed the acquisition of the 299-room Embassy Suites San Juan Hotel and Casino in Isla Verde Carolina, Puerto Rico for $60.2 million. This acquisition was funded with existing cash. This hotel is leased to a third party tenant who pays a monthly base rent of $450,000, plus additional rent based upon hotel revenues. This hotel is managed by Hilton Hotels Corporation.

On July 21, 2006, we completed the acquisition of the 273-room Embassy Suites Boston at Logan International Airport for $53.4 million. The hotel is subject to a 90-year ground lease. This hotel is managed by Prism Hotels & Resorts. The allocation of the purchase price is preliminary. This acquisition was funded via our $110 million unsecured credit facility, having an interest rate of 200 basis points over 30-day LIBOR. The credit facility was also amended to delay the phase-in of a stricter financial covenant to provide us with balance sheet flexibility during 2006 and the first quarter of 2007. Effective with this amendment, our senior unsecured credit facility now requires that the ratio of our total liabilities to total asset value as defined in the agreement not exceed 58% through December 31, 2006, 55% from the period January 1, 2007 through March 31, 2007 and 53% thereafter.

The accompanying consolidated financial statements include the results of the acquired hotels since the dates of acquisition. The purchase prices were the result of arms’ length negotiations, and Eagle did not assign any value to goodwill or other intangible assets. However, the purchase price allocation for the Embassy Suites Boston at Logan International Airport is preliminary and subject to further internal review. Additional adjustments are unlikely to have a material impact.

The following pro forma selected financial data was derived in accordance with Statement of Financial Accounting Standards No. 141 (“FAS 141”). The selected financial data, in accordance with FAS 141, assumes that the acquisition of the Embassy Suites Boston at Logan International Airport occurred on January 1, 2005, as opposed to the actual acquisition date ($000s, except earnings per share):

Three Months Period Ending September 30	2006	2005
Net Revenues	$42,177	$37,016
Net Income Available to Common Shareholders	(623)	(185)
Earnings per share – diluted	$(0.04)	$(0.01)

Nine Months Period Ending September 30	2006	2005
Net Revenues	$122,113	$93,037
Net Income Available to Common Shareholders	245	298
Earnings per share – diluted	$0.01	$0.02

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Included in the consolidated financial statements are Eagle’s operating entities (“TRS”), the limited liability companies that own the hotel properties and EHP OP.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Eagle believes that all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. In addition, Eagle’s operations have historically been seasonal as certain properties experience higher occupancy rates during the different months of the year. This seasonality pattern can be expected to cause fluctuations in Eagle’s operating results. Consequently, operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Eagle accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”. In connection with Eagle’s formation, Eagle established the LTIP. The Company has issued a net total of 511,180 shares of restricted stock under the LTIP to its executives, directors, and certain employees of the Company, the Predecessor and its affiliates. The vesting periods for these shares range from one to five years. Such shares are charged to compensation expense on a straight-line basis over the requisite service period based on the price on the date of issuance. For the nine-month periods ending September 30, 2006 and 2005, respectively, the Company incurred total compensation expense of $0.4 million and $2.0 million related to these restricted shares. For the three month periods ending September 30, 2006 and 2005, respectively, the Company incurred total compensation expense of $0.1 million and $0.7 million related to these restricted shares. The higher expense in 2005 was mostly the result of the 208,332 shares issued to the Predecessor that fully vested in October 2005. Under the LTIP, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. At September 30, 2006, no performance-based stock awards have been issued other than the restricted stock discussed above. The amount of shares available for issuance under this plan increased by 125,245 shares on January 1, 2006, pursuant to the provisions of the plan. At September 30, 2006, the Company had approximately 608,832 remaining shares available for future issuance under the LTIP. As required upon the adoption of SFAS No. 123(R), the contra equity balance in unearned compensation on restricted stock of $1.7 million as of January 1, 2006 was reversed (i.e. netted into additional paid-in capital) in the Consolidated Balance Sheet for the period ending March 31, 2006.

A summary of the Company’s nonvested shares as of September 30, 2006 is as follows:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2006	191,108	$9.69
Granted	52,168	8.63
Vested	(4,760)	9.52
Forfeited	(6,000)	9.03

Nonvested at September 30, 2006	232,516	$9.48

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

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Numerator:
Net income available to common shareholders before dividends paid on unvested restricted shares	$2,894	$2,640
Dividends paid on unvested restricted shares	(110)	(233)

Net income available to common shareholders after dividends paid on unvested restricted shares	$2,784	$2,407

Denominator:
Weighted average number of common shares - basic	17,541,071	17,101,729
Dilutive effect of unvested restricted shares	2,083	630

Weighted average number of common shares - diluted	17,543,154	17,102,359

Basic Earnings Per Common Share:	$0.16	$0.14

Diluted Earnings Per Common Share:	$0.16	$0.14

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Numerator:
Net income available to common shareholders before dividends paid on unvested restricted shares	$404	$227
Dividends paid on unvested restricted shares	(41)	(78)

Net income available to common shareholders after dividends paid to on unvested restricted shares	$363	$149

Denominator:
Weighted average number of common shares - basic	17,573,336	17,170,329
Dilutive effect of unvested restricted shares	2,514	2,872

Weighted average number of common shares - diluted	17,575,850	17,173,201

Basic Earnings Per Common Share:	$0.02	$0.01

Diluted Earnings Per Common Share:	$0.02	$0.01

6. MINORITY INTEREST

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on limited partnership percentage ownership for the period. Upon formation of the Company on October 1, 2004, the Company issued 5,566,352 units of limited partnership interest to affiliates, plus another 427,485 partnership units were issued on December 5, 2005 in exchange for the remaining 51% of the Embassy Suites Hotel Cincinnati – RiverCenter. An additional 250,000 partnership units were issued to the former owners of the Embassy Suites Hotel Denver International Airport on December 5, 2005, in compliance with the earn-out provisions in the original purchase agreement. An additional 83,333 partnership units were issued to the former owner of the Embassy Suites Hotel Columbus/Dublin on July 24, 2006, in compliance with the earnout provisions of the original purchase agreement. After a one-year holding period from the date of issuance, partnership units may be redeemed for the cash value of one share of our common stock or, at our sole option, one share of common stock. During the nine month periods ended September 30, 2006 and 2005, respectively, 326,111 and 0 partnership units were redeemed in exchange for an equal number of shares of our common stock. During the three month periods ended September 30, 2006 and 2005, no partnership units were redeemed in exchange for an equal number of shares of our common stock. As of September 30, 2006 there are 6,001,059 partnership units outstanding which represent an approximate minority interest ownership of 25%. These exchanges are non-cash items.

7. DEBT

Eagle’s notes payable as of September 30, 2006 are as follows:

Properties Collateralized	Amount	Interest Rate
Cincinnati Landmark Marriott, Embassy Suites Hotel Cleveland/Rockside and Embassy Suites Hotel Tampa Airport/Westshore	$57,446	5.43%
Hyatt Regency Rochester	15,436	7.28%
Embassy Suites Hotel & Casino San Juan	38,200	5.14%
Van Loan	20	5.10%
Hilton Glendale	53,100	5.21%

Fixed Debt	164,202	5.46%

Cincinnati Landmark Marriott, Embassy Suites Hotel Cleveland/Rockside and Embassy Suites Hotel Tampa Airport/Westshore	23,732	7.07%
US Bank Credit Facility	67,000	7.32%

Variable Debt	90,732	7.26%

Total Debt and Wgt Avg Cost of Debt	$254,934	6.10%

LIBOR 30-day rate at 9/30/06		5.323%

Total debt maturities, including capital lease obligations, as of September 30, 2006 were as follows ($000s):

2006	$685
2007	2,073
2008	84,001
2009	2,529
2010	76,558
Thereafter	89,149

Total	$254,995

8. RELATED PARTY TRANSACTIONS

Hotel Management Agreements - Nine of our hotels are subject to management agreements with Commonwealth Hotels. Under these agreements, Eagle is obligated to pay monthly management fees equal to 2.50% of gross revenues in 2005, 2.75% in 2006, and 3.00% of gross revenues in 2007 and the years thereafter. Incentive fees may also be earned upon meeting certain net operating income thresholds. These management agreements have ten-year terms, with a renewal option for one additional five-year period. If Eagle terminates a management agreement on any of the properties prior to its expiration, due to sale of the property, Eagle may be required to pay a substantial termination fee. Eagle’s Chairman is the majority shareholder in Commonwealth Hotels. Management fees earned by Commonwealth Hotels for the nine months ending September 30, 2006 and 2005, respectively, were $2.1 million and $1.6 million. The management fees earned for the three months ending September 30, 2006 and 2005, respectively, were $0.7 million and $0.6 million. At September 30, 2006 and December 31, 2005, Eagle owed Commonwealth Hotels $0.2 million in management fees payable.

Strategic Alliance Agreement – Eagle has entered into a Strategic Alliance Agreement (“SAA”) with Corporex and affiliated parties. The SAA provides Eagle with the right of first refusal for development opportunities with Corporex and affiliates, as well as a non-compete clause for markets in which we own or have an investment. The agreement expires October 1, 2014. Corporex received 208,332 shares of common stock in conjunction with the SAA. The shares vested October 6, 2005. For the nine months and three months, respectively, ended September 30, 2005, Eagle incurred approximately $1.5 million and $0.5 million, respectively, in expense as a result of the amortization of these shares.

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

On September 1, 2006, Eagle declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on October 16, 2006, to holders of record as of September 29, 2006. The total amount of the dividends paid to holders of our common stock was $3.1 million and $1.1 million was paid to holders of operating partnership units.

On September 1, 2006, Eagle declared a quarterly dividend of $0.515625 per 8.25% Series A Cumulative Redeemable Preferred Share for the period ended September 30, 2006 to holders of record as of September 14, 2006. The total amount of dividends paid to holders of the preferred shares was $2.1 million and was paid on September 29, 2006.

During the nine months ended September 30, 2006, 326,111 operating partnership units were redeemed for an equal number of common shares. No operating partnership units were redeemed during the three months ended September 30, 2006. These redemptions are non-cash items. As of September 30, 2006, there were 6,001,059 operating partnership units outstanding.

Interest paid by Eagle during the nine months ended September 30, 2006 and 2005, respectively, was $8.4 million and $7.1 million. Interest paid during the three months ended September 30, 2006 and 2005, respectively, was $2.5 million and $2.8 million.

During the nine months and three months, respectively, ended September 30, 2006, Eagle granted approximately 52,000 shares and 0 shares of restricted stock, valued at approximately $450,000 and $0, respectively, under its LTIP. Approximately 6,000 shares of restricted stock due to employee resignations, valued at approximately $54,000, were cancelled during the nine months ended September 30, 2006, and 3,000 shares, valued at approximately $24,000, were cancelled during the three months ended September 30, 2006. During the nine months and three months, respectively, ended September 30, 2005, Eagle granted 26,715 shares and 2,915 shares, valued at approximately $251,000 and $30,000, under its LTIP. There were 21,683 shares cancelled due to employee resignations during the nine months ended September 30, 2005, valued at approximately $211,000 and 850 shares valued at approximately $8,000 were cancelled during the three months ended September 30, 2005.

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

The Company had a net tax expense(benefit) of $1,120 and $(2,213), respectively, for the nine month periods ending September 30, 2006 and 2005.

	2006	2005
Current
State and local income tax expense	$330	$398
Federal income tax expense	—	—

	330	398

Deferred
State and local income tax expense	140	—
Federal income tax expense(benefit)	650	(2,611)

Net income tax expense (benefit)	$1,120	$(2,213)

The Company had a net tax expense (benefit) of $211 and $(723), respectively, for the three month periods ending September 30, 2006 and 2005.

	2006	2005
Current
State and local income tax expense	$107	$181
Federal income tax expense	—	—

	107	181

Deferred
State and local income tax expense	81	—
Federal income tax expense (benefit)	23	(904)

Net income tax expense (benefit)	$211	$(723)

The Company’s deferred tax asset related to its taxable REIT subsidiary (“TRS”) consisted of the following for the periods ending September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
State deferred tax asset	$343	$360
Federal deferred tax asset	2,388	3,038
Gross deferred tax asset	2,731	3,398
Valuation allowance	(198)	(75)

Net deferred tax asset	$2,533	$3,323

The Company had an income tax payable of $274 and $565, respectively as of September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005
State and local income tax payable	$274	$565
Federal income tax payable	—	—

Income tax payable	$274	$565

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. We do not anticipate the adoption of this pronouncement to have a material effect on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 seeks to clarify the manner in which registrants should view prior year errors in order to determine whether the errors are of a material nature and need to be adjusted. SAB 108 requires registrants to view the prior year errors from both a balance sheet and income statement perspective to determine materiality. SAB 108 is effective as of the beginning of our 2007 fiscal year. We do not anticipate the adoption of this pronouncement to have a material effect on our consolidated financial statements.

12. COMMITMENTS AND CONTINGENCIES

Restricted Cash — Under certain existing mortgage loan and hotel management agreements, Eagle is obligated to escrow payments for insurance, real estate taxes and 4% to 5% of gross revenue of certain properties for capital improvements.

Contingent Consideration — At the time we acquired our initial hotels, we agreed to make earn-out payments totaling in the aggregate up to 833,333 additional operating partnership units, which are payable to the original contributors of the Embassy Suites Hotel Columbus/Dublin, the Embassy Suites Hotel Cleveland/Rockside and the Embassy Suites Hotel Denver-International Airport only if certain operating measurements are achieved on any trailing 12-month basis within three years from the contribution. For the 12-month period ended September 30, 2005, the Embassy Suites Hotel Denver-International Airport exceeded the operating measurements required to receive the additional 250,000 operating partnership units pursuant to the earn-out provisions of the original contribution agreement. These operating partnership units were issued to the former owners of that hotel on December 5, 2005. For the 12-month period ended June 30, 2006, the Embassy Suites Hotel Columbus/Dublin exceeded the operating measurements required to receive the additional 83,333 operating partnership units pursuant to the earn-out provisions of the original contribution agreement. These operating partnership units were issued to the former owner of that hotel on July 24, 2006.

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

13. COMPREHENSIVE INCOME

For the nine months ended September 30, 2006 and 2005, respectively, comprehensive income was $2,885,000 and $2,633,000. For the three months ended September 30, 2006 and 2005, respectively, comprehensive income was $389,000 and $235,000. As of September 30, 2006 and December 31, 2005, Eagle’s accumulated other comprehensive income was $0 and $9,000, respectively. The change in accumulated other comprehensive income was entirely due to Eagle’s unrealized gains on its marketable securities.

14. SUBSEQUENT EVENTS

None.

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

RESULTS OF OPERATIONS

OVERVIEW

Eagle Hospitality Properties Trust, Inc., a Maryland corporation (together with its subsidiaries “Eagle” or “Company”), is a self-advised real estate investment trust (“REIT”) formed to pursue investment opportunities in the full-service and all-suites hotel industry. As of September 30, 2006, Eagle’s portfolio consists of thirteen full-service and all-suites hotels under the Embassy Suites, Marriott, Hilton and Hyatt brands.

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

During the first nine months of 2006 virtually all geographic regions experienced year over year growth with an aggressive rate growth strategy and favorable market conditions leading the way.

For the third quarter of 2006, the Company had net income available to common shareholders of $0.4 million, or $0.02 per diluted share. FFO was $5.1 million and EBITDA was $11.4 million. RevPAR was $93.63.

For the first nine months of 2006, the Company had net income available to common shareholders of $2.9 million, or $0.16 per diluted share. FFO was $16.3 million and EBITDA was $33.8 million. RevPAR was $93.82.

FIRST NINE MONTH HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2006

Refer to the “Results of Operations” section below for discussion of our first nine months and third quarter 2006 results compared to 2005 results.

In the hotel industry many categories of operating costs do not vary directly with the volume of sales, the exceptions being franchise, management, credit card fees and the costs of the food and beverages served. Because of this operating leverage, changes in sales volume disproportionately impact operating results. Room revenue is the most important category of revenue and drives other revenue categories such as food and beverage and telephone. There are three key performance indicators used in the hotel industry to measure room sales:

•	Occupancy, or the number of rooms sold, usually expressed as a percentage of total rooms available;

•	Average Daily Rate (“ADR”), which is total room revenue divided by the number of rooms sold; and

•	RevPAR (room revenue per available room), which is the product of the occupancy percentage and ADR.

Due to aggressive rate management and favorable market conditions, our hotels saw RevPAR increase by 15.8%, from $81.00 for the first nine months of 2005 to $93.82 for the first nine months of 2006. The hotel occupancy improved by 4.8% to 72.4% and the ADR improved 10.5% to $129.63. For the third quarter of 2006, our hotels saw RevPAR increase by 10.2%, to $93.63 from $84.98 for the third quarter of 2005. The hotel occupancy improved by 0.1% to 72.6% and the ADR improved 10.1% to $129.00. Most of our hotels enjoyed a strong third quarter in 2006 with those located in Arizona and Ohio leading the way.

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

On July 21, 2006, we completed the acquisition of the 273-room Embassy Suites Boston at Logan International Airport for $53.4 million. This acquisition is part of our stated strategy to diversify the geography of our portfolio. In addition, we may sell one or more of our other hotels in the next 90 days. In that event, we have identified the Embassy Suites Boston at Logan-International Airport as a replacement property under Section 1031 of the Internal Revenue Code, which may enable us to structure any such future dispositions as tax-free exchanges assuming the other requirements of Section 1031 are met. No assurances can be given that we will sell any of our hotels on favorable terms, if at all, or that we will satisfy the requirements under Section 1031 for a tax-free exchange.

For the 12-month period ended June 30, 2006, the Embassy Suites Hotel Columbus/Dublin exceeded the operating measurements required to receive the additional 83,333 operating partnership units pursuant to the earn-out provisions of the original contribution agreement. These operating partnership units were issued to the former owner of that hotel on July 24, 2006.

On September 1, 2006, Eagle declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on October 16, 2006, to holders of record as of September 29, 2006. The total amount of the dividends paid to holders of our common stock was $3.1 million and $1.1 million was paid to holders of operating partnership units.

On September 1, 2006, Eagle declared a quarterly dividend of $0.515625 per 8.25% Series A Cumulative Redeemable Preferred Share for the period ended September 30, 2006 to holders of record as of September 14, 2006. The total amount of dividends paid to holders of the preferred shares was $2.1 million and was paid on September 29, 2006.

Interest paid by Eagle during the nine months ended September 30, 2006 and 2005, respectively, was $8.4 million and $7.1 million. Interest paid during the three months ended September 30, 2006 and 2005, respectively, was $2.5 million and $2.8 million.

During the nine months ended September 30, 2006, Eagle granted approximately 52,000 shares of restricted stock, valued at approximately $450,000 under its LTIP. No shares of restricted stock were issued during the three months ended September 30, 2006. Approximately 6,000 shares of restricted stock, valued at approximately $54,000, were cancelled due to employee resignations during the nine months ended September 30, 2006, and 3,000 shares, valued at approximately $24,000, were cancelled during the three months ended September 30, 2006. During the nine months and three months, respectively, ended September 30, 2005, Eagle granted 26,715 shares and 2,915 shares, valued at approximately $251,000 and $30,000, under its LTIP. There were 21,683 shares cancelled due to employee resignations during the nine months ended September 30, 2005, valued at approximately $211,000 and 850 shares valued at approximately $8,000 were cancelled during the three months ended September 30, 2005.

During the nine month periods ended September 30, 2006 and 2005, respectively, 326,111 and 0 partnership units were redeemed in exchange for an equal number of shares of our common stock. These exchanges are non-cash items. During the three month periods ended September 30, 2006 and 2005, no partnership units were redeemed. As of September 30, 2006, there are 6,001,059 partnership units outstanding which represent an approximate minority interest ownership of 25%.

Management expects revenues will be higher for the fourth quarter of 2006 than the fourth quarter of 2005. However, we anticipate that the rate of growth is likely to be lower in the fourth quarter of 2006 than it was in the first nine months of 2006. Net income for the fourth quarter of 2006 is expected to be lower than the fourth quarter of 2005, largely as a result of incurring income tax expense in 2006, as opposed to the income tax benefit recognized in 2005. Management expects to see revenue increases in the fourth quarter of 2006 over the same period last year for the following reasons:

•	Improved market conditions, especially in the Midwest.

•	Continued strong operating revenues of the hotels acquired in 2005.

•	Gains in market share for the Chicago Marriott Southwest at Burr Ridge.

•	Aggressive asset and revenue management.

•	Acquisition of the Embassy Suites Boston at Logan International Airport.

•	Completion of capital improvements.

It should be noted that despite the positive trends and events noted above, our hotels, especially those in the Midwest, are vulnerable to downturns brought on by seasonal weather issues.

This foregoing forward-looking statement is subject to risks and uncertainties. For more information, see the introductory paragraphs of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on page 17.

CRITICAL ACCOUNTING POLICIES

There were no changes to the critical accounting policies and estimates made by management in the three months ended September 30, 2006. For a more detailed description of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our 2005 Annual Report on Form 10-K.

FINANCIAL CONDITION

Quarter Ended September 30, 2006 Compared to December 31, 2005

Total notes payable debt increased $43.5 million from $211.4 million to $254.9 million, or 20.6%. The increase was largely the result of the funds drawn on our credit facility to acquire the Embassy Suites Boston at Logan International Airport.

Total assets increased $37.9 million, the result of the acquisition of the Embassy Suites Boston at Logan International Airport (“Embassy Boston”), somewhat offset by depreciation and amortization, reduced restricted replacement reserves used, hotel capital expenditures and reduced unrestricted cash.

The unrestricted cash balance decreased $3.5 million from December 31, 2005. This decrease is the result of $18.6 million in dividends and distributions paid to the preferred and common shareholders, acquisition of the Embassy Boston and $8.5 million of hotel capital expenditures, largely offset by a net credit facility draw of $44.4 million and cash generated by hotel operations.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

(000’s)	2006	2005
Total Revenue	$38,245	$33,206
Operating Expense	31,771	28,549
Net Operating Income	6,474	4,657
Net Income Available to Common Shareholders	404	227

Revenue. Total revenues increased $5.0 million, or 15.1%, from $33.2 million in the third quarter of 2005 to $38.2 million in the third quarter of 2006. $3.1 million of the increase was the result of the Embassy Boston acquisition in July 2006. In addition, the revenues at the Chicago Marriott Southwest at Burr Ridge increased by $0.5 million in the third quarter of 2006 as this hotel continues to gain market share after having opened in August 2004. The Embassy Suites Hotel Dublin saw quarterly revenue gains of $0.3 million.

Our portfolio RevPAR increased from $84.98 for the third quarter of 2005 to $93.63 for the third quarter of 2006, or a 10.2% increase. Aside from the Chicago Marriott Southwest at Burr Ridge, which opened in August 2004 and showed a 38.3% third quarter RevPAR improvement, the largest RevPAR increases occurred at the Embassy Suites Hotel Phoenix/Scottsdale and the Embassy Suites Hotel Cleveland/Rockside.

It is important to note that virtually all of our third quarter RevPAR growth resulted from gains in ADR. A key part of our asset management strategy is to focus on the growth of ADR as a more sustainable revenue strategy than to simply boost occupancy through underpricing the competition.

Operating Expenses. Total operating expenses increased by $3.2 million, or 11.2%, from $28.5 million during the third quarter of 2005 to $31.8 million in the third quarter of 2006. Of this increase, approximately $2.3 million was related to the Embassy Boston acquired in July 2006. Another $0.5 million of increases were seen in the areas of energy, insurance and real estate taxes. The remainder of the increase was largely due to items that vary directly with an increase in revenues, such as housekeeping expense and franchise, management and credit card fees. The extent of these expenses was somewhat offset by a reduction in corporate expense of $0.8 million, largely the result of the $0.5 million of stock-based compensation expense incurred in 2005 as part of the strategic alliance agreement.

Depreciation and Amortization Expense. Total depreciation and amortization expense increased by $0.4 million, or 9.1%, from $4.4 million in the third quarter of 2005 to $4.8 million during the same period in 2006. This increase is related to $0.6 million of depreciation expense for the Embassy Boston, somewhat offset by declining depreciation amounts at our existing hotels as certain assets, in particular, furniture and fixtures, become fully depreciated.

Operating Income. Net operating income increased by $1.8 million, or 38.3%, to $6.5 million in the third quarter of 2006 from $4.7 million during the third quarter of 2005. The increase was the result of the net operating income provided by the existing hotels as a result of the increased revenues and a decrease of $0.8 million in corporate expense.

Interest Expense. Total interest expense increased in the third quarter of 2006 by approximately $0.5 million, or 15.6%, to $3.7 million from $3.2 million in 2005. The increase is the result of the debt incurred related to the acquisition of the Embassy Boston and rising interest rates offset to some extent by the refinancings that occurred in 2005 that both lowered our weighted average borrowing rates and increased the portion of the debt that is at a fixed rate.

Income Tax Expense. A net income tax expense of $0.2 million was booked for the three month period ending September 30, 2006 as compared to a net income tax benefit of $(0.7) million for the same period in 2005. This was the result of higher taxable income in 2006 as compared to 2005 and amendments to the TRS leases that were effective January 1, 2006.

Minority Interest. Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Income is allocated to minority interest based on the weighted average percentage ownership during the quarter. For the three month period ending September 30, 2006, the weighted average percentage of the limited partners’ ownership was approximately 25%. As a result of this ownership percentage, the portion of the income earned during the third quarters of 2006 and 2005 and allocated to the minority interest was $0.1 million.

Distributions to Preferred Shareholders. During the three-month periods ended September 30, 2006 and 2005, the Company made distributions in the amount of the $2.1 million related to the Series A Preferred Shares. These shares were issued as the result of a public offering that closed on June 13, 2005.

Net Income Available to Common Shareholders. The net income available to common shareholders of approximately $0.4 million in the third quarter of 2006 represented an increase of approximately $0.2 million, or 100%, from the $0.2 million recognized in the third quarter of 2005. The increase was due to the increased income generated by our hotels and decreased corporate expenses, largely offset by the increased interest expense and income tax expense.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

(000’s)	2006	2005
Total Revenue	$111,917	$83,677
Operating Expense	91,412	72,651
Net Operating Income	20,505	11,026
Net Income Available to Common Shareholders	2,894	2,640

Revenue. Total revenues increased $28.2 million, or 33.7%, from $83.7 million for the first nine months of 2005 to $111.9 million for the first nine months of 2006. $18.3 million of the increase was related to the hotels acquired in 2005. Another $3.1 million was the result of the July 2006 acquisition of the Embassy Suites Boston at Logan International Airport (“Embassy Boston”). In addition, the revenues at the Chicago Marriott Southwest at Burr Ridge increased by $1.5 million in the nine months of 2006 compared to 2005, as this hotel continues to gain market share after having opened in August 2004. All of our remaining hotels showed revenue gains of $0.2 million to $1.0 million, largely due to our aggressive rate growth strategy and an improving market.

Our portfolio RevPAR increased from $81.00 for the first nine months of 2005 to $93.82 for the first nine months of 2006, or a 15.8% increase. The Chicago Marriott Southwest at Burr Ridge showed a 40.6% RevPAR improvement as this hotel which opened in August 2004 continues to establish itself in the market. All of our other hotels showed year over year RevPAR increases with the largest occurring at the Embassy Suites Hotel Phoenix/Scottsdale and the Embassy Suites Hotel Cleveland/Rockside.

Of particular encouragement is the fact that almost 70% of the RevPAR increase is the result of rate growth. Our management team feels this is a more sustainable and profitable approach to revenue management. It is especially important to note the RevPAR increase of almost 10% at the Embassy Suites Hotel Cincinnati-RiverCenter as this hotel showed a net RevPAR decrease for the second half of 2005. Hotel renovations in 2005 adversely affected occupancy.

Operating Expenses. Total operating expenses increased by $18.7 million, or 25.7%, from $72.7 million during the first nine months of 2005, to $91.4 million in the first nine months of 2006. Of this increase, approximately $10.4 million was related to the hotels acquired in 2005. Approximately $2.3 million was related to the Embassy Boston acquired in July 2006. Due to changes in brand standards there was increased linen expense of $0.4 million in the first nine months of 2006. Our hotels incurred $0.9 million in increased real estate tax, insurance and energy expense. Slightly offsetting these increased expenses was a decrease in corporate expense of $1.5 million related to the stock-based compensation expense incurred in 2005 as part of the strategic alliance agreement.

Depreciation and Amortization Expense. Total depreciation and amortization expense increased by $2.8 million, or 27.5%, from $10.2 million in 2005 to $13.0 million during the first nine months in 2006. Virtually all of this increase is related to the depreciation of the hotels acquired in 2005 and the July 2006 acquisition of the Embassy Boston.

Operating Income. Net operating income increased by $9.5 million, or 86.4%, to $20.5 million in the first nine months of 2006 from $11.0 million during the first nine months of 2005. The increase was the result of the $7.9 million increase in net operating income provided by the 2005 hotel acquisitions, the increases shown by the existing hotels and a decrease of $1.5 million in corporate expense. Somewhat offsetting these increases was the increased depreciation and amortization expense of $2.8 million.

Interest Expense. Total interest expense increased in the first nine months of 2006 by approximately $2.0 million, or 26.3%, to $9.6 million from $7.6 million in 2005. The increase is largely the result of the debt incurred related to the acquisitions of the Embassy Suites Hotel Phoenix/Scottsdale, Hilton Glendale, the Embassy Suites Hotel & Casino San Juan and the Embassy Suites Hotel Boston at Logan International Airport, offset to some extent by the refinancings that occurred in 2005.

Income Tax Expense. A net income tax expense of $1.1 million was booked for the nine-month period ending September 30, 2006 as compared to a net income tax benefit of $(2.2) million for the same period in 2005. This was the result of higher taxable income in 2006 as compared to 2005 and amendments to the TRS leases that were effective January 1, 2006.

As of September 30, 2006, the Company had a net deferred tax asset of $2.5 million due to prior year losses by the TRS. Management believes that it is more likely than not that this deferred tax asset will be realized. There is a valuation allowance of $0.2 million for the state portion of this deferred asset because the realization is deemed to be less likely due to tax law changes.

Minority Interest. Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Income is allocated to minority interest based on the weighted average percentage ownership during the quarter. For the nine month period ending September 30, 2006, the weighted average percentage of the limited partners’ ownership was approximately 25%. As a result of this ownership percentage, the portion of the income earned during the first nine months of 2006 and allocated to the minority interest was $1.0 million as compared to $0.9 million for the same period in 2005.

Distributions to Preferred Shareholders. During the nine month period ended September 30, 2006, the Company made distributions in the amount of the $6.2 million related to the Series A Preferred Shares. These shares were issued as the result of a public offering that closed on June 13, 2005. The prorated distributions in the same period for 2005 were $2.5 million.

Net Income Available to Common Shareholders. The net income available to common shareholders of approximately $2.9 million in the first nine months of 2006 represented an increase of approximately $0.3 million, or 11.5%, from the $2.6 million recognized in the first nine months of 2005. The increase was due to the increased income generated by our hotels, in particular, the 2005 acquisitions and the reduced corporate expense, largely offset by the preferred share distribution and income tax expense.

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

The following is a reconciliation between net income and FFO for the three months and nine months ended September 30, 2006 and 2005, respectively (in thousands, except share amounts):

NET INCOME TO FFO RECONCILIATION

(All amounts 000’s)

	Q3 2006	Q3 2005
Net income available to common shareholders	$404	$227
Gain on sale of assets	—	(8)
Minority interest	137	77
Real estate related depreciation	4,623	4,143

FFO	$5,164	$4,439

Fully diluted weighted average shares and partnership units outstanding	23,577	23,167

	YTD 2006	YTD 2005
Net income available to common shareholders	$2,894	$2,640
Gain on sale of assets	(2)	(22)
Minority interest	976	911
Real estate related depreciation	12,470	9,771

FFO	$16,338	$13,300

Fully diluted weighted average shares and partnership units outstanding	23,505	23,096

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

The following is a reconciliation between net income and EBITDA for the three months and nine months ended September 30, 2006 and 2005, respectively (in thousands):

NET INCOME TO EBITDA RECONCILIATION

(All amounts $000’s)

	Q3 2006	Q3 2005
Net income	$2,467	$2,289
Minority interest	137	77
Income tax expense (benefit)	211	(723)
Depreciation and amortization	4,804	4,358
Interest expense	3,746	3,151

EBITDA	$11,365	$9,152

	YTD 2006	YTD 2005
Net income	$9,082	$5,115
Minority interest	976	911
Income tax expense (benefit)	1,120	(2,213)
Depreciation and amortization	13,009	10,166
Interest expense	9,610	7,628

EBITDA	$33,797	$21,607

Key Hotel Operating Statistics

The following table illustrates key operating statistics of our portfolio for the three months and nine months ended September 30, 2006. This table assumes that the third party lessee structure for the Embassy San Juan Hotel & Casino does not exist:

Three Months Ended September 30, 2006	2006	2005
13 hotels
Room revenues	$31,921	$29,818
RevPAR (1)	$98.68	$92.18
Occupancy	74.0%	74.6%
Average daily rate (2)	$133.42	$123.56

Nine Months Ended September 30, 2006	2006	2005
13 hotels
Room revenues	$96,272	$87,463
RevPAR (1)	$100.30	$91.12
Occupancy	73.6%	72.1%
Average daily rate (2)	$136.20	$126.39

(1)	RevPar is the product of the occupancy percentage and ADR.
(2)	Average daily rate is total room revenue divided by the number of rooms sold.

For comparative purposes this schedule includes the Embassy Suites Hotel Phoenix, which was acquired on February 24, 2005, the Hilton Glendale, which was acquired on June 23, 2005, the Embassy Suites Hotel & Casino San Juan, which was acquired on June 28, 2005 and the Embassy Suites Boston at Logan International Airport, which was acquired on July 21, 2006 for the entire three and nine month periods ending September 30, 2006 and 2005.

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

Below is a comparison of the cash flows for the nine months ended September 30, 2006 and 2005, respectively (000’s):

	2006	2005
Net cash provided by operating activities	$27,760	$23,647
Net cash used in investing activities	(56,041)	(182,075)
Net cash provided by financing activities	24,826	156,266

Net decrease in cash and cash equivalents	$(3,455)	$(2,162)

Cash flow from hotel operations is subject to all operating risks common to the hotel industry, including:

•	Competition for guests from other hotels;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	Increases in operating costs related to inflation and other factors, including wages, benefits, insurance, and energy;

•	Overbuilding in the hotel industry, especially in particular markets; and

•	Actual or threatened acts of terrorism and actions taken against terrorists, which often cause public concern about travel safety.

Recurring capital expenditures and debt service are the most significant short-term liquidity requirements. During the remainder of 2006, we expect capital expenditures will be substantially funded by our replacement reserve accounts and cash provided by hotel operations.

We expect to set aside 4% of certain future hotel revenues (5% with respect to the Hyatt Regency Rochester) in our replacement reserve accounts to fund capital expenditures. Throughout the remainder of 2006 we expect to make approximately $2.5 to $5.5 million in capital expenditures with the majority of the expenditures occurring at the Hyatt Regency Rochester, Embassy Suites Hotel & Casino San Juan, Hilton Glendale and the Embassy Suites Hotel Tampa Airport/Westshore. We anticipate that these expenditures will be funded from existing restricted cash reserves and cash provided by hotel operations.

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

Capital Projects

During the nine months ended September 30, 2006, we spent approximately $8.5 million, on capital improvements.

Below is a table depicting the significant capital expenditures by hotel for the nine months ended September 30, 2006:

Hotel	2006 Capital Expenditures
Hyatt Regency Rochester	$1.9 million
Hilton Glendale	1.9 million
Embassy Suites Hotel & Casino San Juan	1.8 million
Embassy Suites Hotel Tampa Airport/Westshore	1.4 million

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. Our variable rate debt as of September 30, 2006 is $90.7 million, or approximately 36%, of our debt.

We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. The weighted average interest rate of our variable rate debt and total debt as of September 30, 2006 was 7.26% and 6.10%, respectively.

We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest expense incurred by $0.2 million, based upon the debt outstanding at September 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)). Based upon the evaluation, they concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in this Quarterly Report was recorded, processed, summarized and reported on a timely basis.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 24, 2006, the operating partnership issued an aggregate of 83,333 operating partnership units to Corporex Realty & Investment, LLC, the original contributor of the entity that owns the Embassy Suites Hotel Columbus/Dublin, in a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Corporex Realty & Investment, LLC, which is beneficially owned by William P. Butler, our chairman, is an institutional accredited investor under Rule 501 of the Securities Act. Such units were issued pursuant to the earn-out provisions of the original contribution agreement dated as of May 4, 2004, which provided for the issuance of an aggregate of 83,333 operating partnership units in the event that EBITDA (as defined in the agreement) at the Embassy Suites Hotel Columbus/Dublin exceeded $4,088,900 for any 12-month trailing period prior to October 6, 2007. During the 12-month period ended June 30, 2006, EBITDA at the Embassy Suites Hotel Columbus/Dublin exceeded $4,088,900.

After one year, limited partners may generally redeem each unit for the cash value of one share of our common stock or, at our sole option, one share of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Amendment to amended and restated Senior Credit Agreement dated July 21, 2006, incorporated by reference to Exhibit 10.1 of the Current Report filed on Form 8-K dated July 21, 2006.

10.2	Purchase Agreement dated as of June 15, 2006 between BPG/CGV Hotel Partners IX LLC and EHP Operating Partnership, L.P.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

By:	/s/ J. William Blackham
J. William Blackham
President and Chief Executive Officer

DATED: NOVEMBER 1, 2006

By:	/s/ Raymond D. Martz
Raymond D. Martz
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)

DATED: NOVEMBER 1, 2006