Form 10-K
period 2006-12-31
Eagle Hospitality Properties Trust, Inc.
filed 2007-02-21
CIK 1289169

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

The Company has only one class of common stock, par value $0.01 per share. The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price of $9.18 on the New York Stock Exchange) on December 31, 2006 was approximately $153.9 million. There were 17,753,496 shares of common stock outstanding as of February 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held May 1, 2007, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of the Form 10-K.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2006

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

EHP TRS Holding Co, Inc (“EHP TRS”), our taxable REIT subsidiary, was incorporated as a Maryland corporation. Except for our Embassy Suites Hotel and Casino San Juan, each of our hotel properties is leased to a wholly owned subsidiary of EHP TRS, which engages hotel management companies to manage and operate the hotels under management contracts. Under applicable REIT tax rules, neither we nor our operating partnership can directly undertake the daily management activities of our hotels. Therefore, our principal source of funds will be dependent on EHP TRS’s ability to generate cash flow from the operation of the hotels. EHP TRS is subject to income taxes at regular corporate rates on its taxable income.

The IPO consisted of the sale of 16,770,833 shares of common stock sold to the public at a price of $9.75 per share. The IPO generated net proceeds of approximately $149.3 million. In addition, 208,332 shares of common stock were issued to Corporex in connection with a strategic alliance entered into with Corporex and certain affiliates of Corporex granting us, among other things, an exclusive right of refusal to pursue certain investment opportunities identified by them in the future during the term of the agreement. 146,540 shares of common stock were issued to affiliates of Corporex in connection with the acquisition of two of our initial hotels. In addition, 5,566,352 operating partnership units were issued to Corporex and affiliates in connection with the acquisition of seven of our initial hotels. These operating partnership units are redeemable for the cash value of one share of our common stock or, at our sole option, one share of common stock. We also agreed to make earn-out payments totaling in the aggregate up to 833,333 additional operating partnership units, which will be payable over a three-year period to the original contributors of the Embassy Suites Hotel Columbus/Dublin, the Embassy Suites Hotel Cleveland/Rockside and the Embassy Suites Hotel Denver International Airport only if certain operating measurements are achieved on any trailing 12-month basis within three years from the contribution. At September 30, 2005, the Embassy Suites Hotel Denver International Airport achieved the required measurements and in accordance with the earn-out terms of the original acquisition agreement 250,000 additional operating partnership units were issued to the former owners of this hotel on December 5, 2005. At June 30, 2006, the Embassy Suites Hotel Columbus/Dublin achieved the required measurements and in accordance with the earn-out terms of the original acquisition agreement 83,333 additional operating partnership units were issued to the former owners of this hotel on July 24, 2006.

On June 13, 2005, the Company issued 4,000,000 shares of 8 1/4% Cumulative Redeemable Series A Preferred Stock. The net proceeds of this issuance was $96.5 million. The proceeds were used to purchase hotel properties and for general corporate and working capital purposes.

As of February 1, 2007, we owned thirteen hotels, all of which are located in the United States. We currently have no foreign operations, and all of our hotels are full-service and all-suites hotels.

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

Hotel Acquisitions

In addition to the nine hotels acquired in conjunction with the initial public offering in 2004, we acquired the following hotels in 2005 and 2006:

•	the 270-room Embassy Suites Hotel Phoenix-Scottsdale for a net purchase price of $33.1 million on February 22, 2005;

•	the 351-room Hilton Glendale in Glendale, California for a net purchase price of $77.5 million on June 23, 2005; and

•	the 299-room Embassy Suites Hotel and Casino San Juan in San Juan, Puerto Rico for a net purchase price of $60.2 million on June 28, 2005.

•	the 273-room Embassy Suites Boston at Logan International Airport in Boston, Massachusetts for a net purchase price of $53.4 million on July 21, 2006.

Each of these hotels fit into our defined acquisition strategy of acquiring upper-upscale hotels in high-barrier-to-entry urban and select resort locations. These acquisitions also helped us achieve the goal of diversifying our portfolio and reducing the reliance on our Midwest hotels.

Our Strategy

Our goal is to generate strong risk-adjusted returns on invested capital for our stockholders by consistently paying attractive dividends and achieving long-term appreciation in full-service, all-suites and boutique hotel investments. The Company seeks to fund a substantial percentage of new investments with capital “recycled” from the disposition of owned assets. Assets may be disposed of when potential acquisitions present themselves offering higher returns on the capital employed than the assets currently owned by the Company.

Internal Growth

Embedded Growth Within Our Portfolio of Full-Service and All-Suites Hotels.    Our portfolio is comprised of thirteen full-service and all-suites hotels encompassing 3,516 rooms all flagged by nationally recognized premier brands, including Embassy Suites Hotels, Marriott, Hyatt and Hilton. We believe that a number of our existing hotels present an opportunity for growth through aggressive asset management, property repositioning and capital improvements. During 2006, we continued extensive renovations at five of our hotels (Embassy Suites Tampa-Airport/Westshore, Hyatt Regency Rochester, Embassy Suites Hotel Phoenix-Scottsdale, Hilton Glendale and Embassy Suites Hotel and Casino San Juan).

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

Continued Focus on Full-Service and All-Suites Hotels with Premier Brands.    We pursue opportunities to acquire full-service and all-suites hotels under premier brands in geographically diversified primary, secondary and resort markets in the United States. We identify hotel acquisition opportunities that meet our quality and investment criteria. In addition, we may identify hotel acquisitions with a view to renovate and reposition a hotel, in which we reflag a hotel with a more competitive brand, or through selected development projects. Because our hotels operate in the full-service sector of the lodging industry, which generally has more operating leverage than limited service hotels, reduction in gross revenues generally has a magnifying downward effect on net operating income. Alternatively, when gross revenues increase, which we have experienced recently as lodging industry fundamentals improve, net operating income typically grows at a faster rate than revenue. We believe that this dynamic, which is often referred to in the industry as “profit flow-through,” impacts full service hotels more than limited service hotels. Because of profit flow-through, we believe that this targeted sector of the industry provides the best relative risk-adjusted returns for our stockholders.

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

Hotel Renovations

As part of the positioning of our hotels we feel that it is important to have a regular program of capital improvements, which helps to maintain and enhance the competitiveness of our hotels and maximizes the potential for earnings growth. During the year ended December 31, 2006, the Company invested approximately $10.7 million in completed or ongoing capital improvements at our hotels. We anticipate investing approximately $13.5-$16.5 million in additional capital improvements during 2007.

Our Competition

The hotel industry is highly competitive. Each of our hotels is located in a developed area that includes other hotel properties. Hence, our hotels compete for guests with other full-service or limited-service hotels in the immediate vicinity and, secondarily, with hotels in its geographic market. The future occupancy, average daily rate (“ADR”), and room revenue per available room (“RevPAR”) of any hotel could be materially and adversely affected by an increase in the number or quality of the competitive hotel properties in its market area. We believe that brand recognition, location, quality of the hotel and the services provided, and price are the principal competitive factors affecting our hotels.

Our Employees

At February 1, 2007, we had 12 full-time employees. The employees perform directly or through our operating partnership various acquisition, development, redevelopment, asset management and corporate management functions. All persons employed in the day-to-day operation of our hotels are employees of the management companies (or their affiliates) engaged by our lessees, and are not our employees.

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

We have reviewed Phase I ESAs that were previously prepared for our hotels. Even though the Phase I ESA review did not reveal any material environmental contamination, with the exception of the Embassy Suites Boston, that might have a material adverse effect on our business, assets, results of operations or liquidity, we may have material environmental liabilities of which we are unaware. These Phase I ESAs do not necessarily protect us from CERCLA liabilities. The Phase I ESAs may not identify all potential environmental liabilities.

The Embassy Suites Boston, which we purchased on July 21, 2006, was originally constructed by a prior owner on a site with known environmental contamination. In connection with the acquisition, we hired an environmental engineer to review the original work and received certification from the original environmental engineer that all work was completed per the requirements of the Massachusetts Department of Environmental Protection Agency. A series of reports with the final report dated July 2003 indicates that proper remedial efforts had been undertaken during the development of the hotel and that no additional actions were required to be taken. However, no assurances can be provided that we will not be required to undertake remedial efforts in the future to address unknown environmental problems at this hotel or any of our other hotels. Any such expenses would reduce our net operating income and adversely affect our cash available for distributions.

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

Insurance

We will maintain insurance on all of our hotels with insurance companies that are licensed to underwrite the type of insurance being issued in the jurisdiction in which such insurance policy will be delivered, including the following (subject, in some instances, to prior approval by our lenders):

•

Insurance on the hotel, including contents, against loss or damage by fire, lightning and all other risks covered by usual standard, extended coverage endorsements with deductible limits in an amount not less than 100% of the replacement cost;

•	Insurance against loss or damage from explosion of boilers, pressure vessels, pressure pipes and sprinklers installed in the hotel;

•

Insurance on the hotel, including contents, against loss or damage by earth movement with deductible limits approved by our TRS in an amount reasonably determined by the TRS consistent with local market conditions;

•	Business interruption insurance;

•	Worker’s compensation and employer’s liability insurance;

•	Terrorism insurance;

•	Fidelity bonds in amounts and with deductible limits approved by our TRS;

•	Comprehensive general public liability insurance;

•

Crime insurance and errors and omissions insurance insuring our TRS against intentional or negligent acts or omissions with such carriers and under such policies as may be requested and approved by the TRS; and

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

Compliance with NYSE Corporate Governance Related Listing Standards

Each year, the chief executive officer of each company listed on the New York Stock Exchange must certify to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. Last year, on May 30, 2006, the Company’s chief executive officer timely submitted the required certification, without qualification, to the NYSE.

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

Our Franchise Licenses

We believe that the public’s perception of quality associated with a franchisor is an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, and centralized reservation systems. As of February 1, 2007, the Company operated thirteen hotels under the following franchise licenses:

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

Seasonality

Although our hotel property acquisitions made after the IPO have added to the geographical diversity of our portfolio, virtually all of our properties’ operations historically have shown a seasonal pattern. This seasonality pattern can be expected to cause fluctuations in our quarterly lease revenue under the percentage leases. We anticipate that our cash flow from the operation of the properties will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to make required distributions. However, we cannot make any assurances that we will make distributions in the future.

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

Risks Related to Our Business

Interest rate increases may increase our interest expense.

As of December 31, 2006, approximately $89.7 million of our long-term debt, or 35%, was in variable interest rate loans. An increase in interest rates could increase the Company’s interest expense which in turn could negatively effect our earnings and ability to make shareholder distributions.

Conflicts of interest could result in our management acting other than in our stockholders’ best interest.

Conflicts of interest relating to Commonwealth Hotels, Inc. may lead to management decisions that are not in the stockholders’ best interest. The chairman of our board of directors, Mr. William P. Butler, serves as the chairman of the board of directors of Commonwealth. Mr. Butler owns 85% of Commonwealth. One of our directors, Mr. Thomas Banta, is also on Commonwealth’s board of directors and is employed by Corporex. Commonwealth manages nine of our hotels and may provide related services and continue to provide property management services, fee development services and occasional property identification services for third parties. Additionally, Mr. Butler, through his interests in Corporex and its affiliates, including Commonwealth, owns interests in or otherwise has an interest in the performance of several lodging properties that are not full-service and all-suites hotels and that are not owned or controlled by our operating partnership.

Mr. Butler’s ownership interest in and management obligations to Commonwealth and Mr. Banta’s relationships with Commonwealth and Corporex will present them with conflicts of interest in making management decisions related to the commercial arrangements between us and Commonwealth.

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

We must comply with operating standards and terms and conditions imposed by the franchisors of the hotel brands under which our hotels, including any hotels we may acquire in the future, operate as well as any hotels we may acquire in the future. The franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The failure of a hotel to maintain standards could result in the loss or cancellation of a franchise license. With respect to operational standards, we rely on our outside property managers to conform to such standards. The franchisors may also require us to make certain capital improvements to maintain the hotel in accordance with system standards, the costs of which can be substantial. It is possible that a franchisor could condition the continuation of a franchise on the completion of capital improvements that our management or board of directors determines are too expensive or otherwise not economically feasible in light of general economic conditions or the operating results or prospects of the affected hotel. In that event, our management or board of directors may elect to allow the franchise to lapse or be terminated, which could result in a change in branding or in the operation of the hotel as an independent, unbranded hotel.

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

Under the terms of the management agreements that we have with Commonwealth, Hyatt Corporation, Hilton Hotels Corporation and Prism Hotels our ability to participate in operating decisions regarding the hotels is limited. We will depend on these independent management companies to adequately operate our hotels on a daily basis as provided in the management agreements. Even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, ADR, and RevPAR, we may not be able to force the management company to change its method of operation of our hotels. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement, which in the case of nine of our hotels were not negotiated on an arm’s length basis. Additionally, in the event that we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels. Furthermore, since Commonwealth manages nine of our hotels, any disruption in our relationship could result in lower revenues or higher operating costs, either of which would result in lower net income.

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

At December 31, 2006, we have $253.5 million in consolidated debt. We and our subsidiaries may be able to incur substantial additional debt, including secured debt, in the future. Incurring debt could subject us to many risks, including the risks that:

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

We intend to maintain comprehensive insurance on each of our hotels, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that current coverage will continue to be available at reasonable rates. In addition, there are certain types of losses that management, such as flood or hurricane insurance, may decide not to insure against since the cost of insuring is not economical. The Company may suffer losses that exceed its insurance coverage, particularly to the extent any of our policies do not cover 100% of the replacement cost.

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

We have reviewed Phase I environmental reports for all of our hotels. Most of these Phase I environmental reports were conducted within the last eight years, though we have relied upon older Phase I environmental reports for some of our hotels. These Phase I environmental reports do not protect us as the purchaser of the properties from liabilities under the Comprehensive Environmental Response Compensation and Liability Act of 1980, or “CERCLA.” Although none of these Phase I environmental reports identified any material contamination at any of our hotels, with the exception of the Embassy Suites Boston, the Phase I environmental reports do not identify potential unknown material environmental liabilities.

The Embassy Suites Boston, which we purchased on July 21, 2006, was originally constructed by a prior owner on a site with known environmental contamination. In connection with the acquisition, we hired an environmental engineer to review the original work and received certification from the original environmental engineer that all work was completed per the requirements of the Massachusetts Department of Environmental Protection Agency. A series of reports with the final report dated July 2003 indicates that proper remedial efforts had been undertaken during the development of the hotel and that no additional actions were required to be taken. However, no assurances can be provided that we will not be required to undertake remedial efforts in the future to address unknown environmental problems at this hotel or any of our other hotels. Any such expenses would reduce our net operating income and adversely affect our cash available for distributions.

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

Actions by organized labor could increase our hotel management expenses.

Employees of third-party hotel management companies that we have contracts with to manage our hotels in certain locations have been approached by members of local organized labor constituencies. Potential labor activities at these hotels could increase the administrative, labor and legal expenses of the third-party hotel management companies managing these hotels. Any additional expenses related to potential union activities could in turn increase the reimbursements to the management companies pursuant to the terms of the contracts we have with those management companies. In addition, potential labor activities could cause the diversion of business to hotels that are not involved in similar labor activities resulting in the loss of group business in the affected cities. Any of these potential consequences to labor activities could result in lower revenues or higher operating costs, either of which would result in lower net income.

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

We cannot predict the effect, if any, of future sales of common stock, or the availability of common stock for future sales, on the market price of our common stock. Sales of substantial amounts of common stock (including more than 6,000,000 shares of common stock issuable upon the conversion of operating partnership units), or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

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

Our future success depends, to a significant extent, upon the continued services of our management team. In particular, the lodging industry experience of Mr. Butler, our non-executive chairman, Mr. Blackham, our chief executive officer, Mr. Martz, our chief financial officer, Mr. Guernier, our senior vice-president acquisitions and the extent and nature of the relationships they have developed with hotel franchisors, operators and owners and hotel lending and other financial institutions are critically important to the success of our business. We do not maintain key person life insurance on any of our officers.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth information for each of our hotels owned as of December 31, 2006:

Hotel	Location	Hotel Managed by	# of Rooms
Cincinnati Landmark Marriott	Covington, KY	Commonwealth	321
Hilton Cincinnati Airport	Florence, KY	Commonwealth	306
Hyatt Regency Rochester	Rochester, NY	Hyatt Corporation	336
Chicago Marriott Southwest at Burr Ridge	Burr Ridge, IL	Commonwealth	184
Embassy Suites Hotel Cincinnati-RiverCenter	Covington, KY	Commonwealth	226
Embassy Suites Hotel Columbus/Dublin	Dublin, OH	Commonwealth	284
Embassy Suites Hotel Cleveland/Rockside	Independence, OH	Commonwealth	271
Embassy Suites Hotel Denver-International Airport	Denver, CO	Commonwealth	174
Embassy Suites Hotel Tampa-Airport/Westshore	Tampa, FL	Commonwealth	221
Embassy Suites Hotel Phoenix-Scottsdale	Phoenix, AZ	Commonwealth	270
Hilton Glendale	Glendale, CA	Hilton Hotels Corporation	351
Embassy Suites Hotel & Casino San Juan	San Juan, PR	Hilton Hotels Corporation	299
Embassy Suites Hotel Boston at Logan International Airport	Boston, MA	Prism Hotels	273

Total Rooms			3,516

We own these hotels in fee simple except for the Cincinnati Landmark Marriott and the Embassy Suites Hotel Cincinnati-RiverCenter, which are owned pursuant to air rights leases with the Commonwealth of Kentucky and the City of Covington, Kentucky that expire in 2150 and 2140 (including all extensions), respectively, the Hyatt Regency Rochester, which is owned pursuant to a ground lease with the County of Monroe Industrial Development Agency that expires in 2020, at which time we have the option to purchase the property for $1.00, and the Embassy Suites Boston at Logan International Airport, which is owned pursuant to a ground lease with Yebba Brothers LLC that expires in 2099.

On June 23, 2005, we acquired the Hilton Glendale in Glendale, California. The previous owner of the Hilton Glendale had a loan with the Glendale Redevelopment Agency (“GRA”). This loan had a participating feature in which the GRA would receive 1.5% of revenues above certain thresholds through 2018 and 2.0%, thereafter. The loan was paid off by the previous owner at the time we purchased the hotel and the intent was that the previous owner would enter into a cash buyout agreement of the participating feature of the loan with the GRA. This agreement was not finalized and in accordance with the hotel purchase agreement the previous owner refunded $2.5 million of the initial purchase price to us on April 13, 2006. As a buyout agreement was not reached we remain subject to the participating feature. We do not anticipate the participation payments to be of a material nature to our financial statements in the near term.

As of December 31, 2006, we owned thirteen hotels. The following table sets forth information regarding the material mortgages against the hotels (dollars in thousands):

Property	Name of Property- Owning Entity	Principal Balance as of December 31, 2006	Prepayment/ Defeasance	Interest Rate	Maturity Date	Amortization Provisions
Prudential Loan (Tranche A) (1)	N/A	$57,163	If paid 90 days before the loan matures then the greater of 1% outstanding principal balance or Yield Maintenance (2)	5.43%	March 5, 2010	$354 of monthly interest and principal. Balloon payment of $53,000 at maturity.

Prudential Loan (Tranche B) (1)	N/A	$23,714	No prepayment penalty after March 2007	1.75% + LIBOR	March 5, 2010	$145 of monthly interest and principal. Balloon payment of $22,000 at maturity.

Hilton Glendale	EHP Glendale, LLC	$53,100	No defeasance permitted until July 2007; no penalty thereafter	5.21%	July 7, 2012	Monthly interest payments, Balloon payment of $53.100 at maturity

Embassy Suites Hotel San Juan	EHP San Juan Suites, LLC	$38,200	No defeasance permitted until June 2007; no penalty thereafter	5.135%	September 7, 2012	Monthly interest payments until 4/1/08; thereafter $226 of monthly interest and principal payments. Balloon payment of $35,000.

Hyatt Rochester	EHP Rochester Hotel, LLC	$15,328	Greater of 1% outstanding principal balance or Yield Maintenance (2)	7.28%	September1, 2008	Monthly payments of principal and interest of $130. Balloon payment of $14,592 at maturity.

(1)	Prudential loans collateralize Cincinnati Marriott Landmark, Embassy Suites Hotel Tampa, and Embassy Suites Hotel Independence.
(2)	Yield maintenance means a payment equal to the present value of the difference (if any) between the remaining schedule payments of principal and interest and the remaining payments of principal, assuming the U.S. Treasury interest rate applicable to the date of each remaining principal payment.

In addition to the mortgage debt, the Company has an unsecured $110 million revolving line of credit that expires January 1, 2009. As of December 31, 2006, the Company had $66.0 million drawn on the line of credit. The interest rate on the loan is currently 2.50%, plus LIBOR, although the spread is variable depending upon certain financial metrics of the Company. Also, the Company has a loan for a shuttle van that matures in July, 2007. The ending principal balance as of December 31, 2006 was approximately $14,000. The monthly interest and principal payment is $2,016 with a fixed interest rate of 5.1%.

Participating Lease

The Embassy Suites Hotel & Casino San Juan is subject to a participating lease with a third party lessor. Under the terms of the lease we derive income from a base rent amount as well as participating rent based upon fixed percentages of revenue exceeding certain thresholds. We are currently evaluating the desirability of maintaining the current lease structure for this hotel. As part of this lease we are responsible for maintaining a reserve for capital improvements and payment for all capital improvements to the property. The lessee is responsible for the payment of all insurance and taxes on the property.

Ownership and Insurance

We own our hotels in fee simple except for the Cincinnati Landmark Marriott and the Embassy Suites Hotel Cincinnati-RiverCenter, which are owned pursuant to air rights leases with the Commonwealth of Kentucky and the City of Covington, Kentucky that expire in 2150 and 2140 (including all extensions), respectively, the Hyatt Regency Rochester, which is owned pursuant to a ground lease with the County of Monroe Industrial Development Agency that expires in 2020, at which time we will purchase the property for $1.00 and the Embassy Suites Boston at Logan International Airport, which is owned pursuant to a ground lease with Yebba Brothers LLC that expires in 2099. We believe that each of these properties is adequately covered by insurance. However, we have not obtained owners’ title policies with respect to every hotel and may incur liabilities as a result.

Item 3. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “EHP”. The following table sets forth for 2005 and 2006 the high and low closing sale prices for our common stock, as traded on that exchange and the cash distributions that occurred per share.

	High	Low	Distribution
First Quarter 2005	$10.26	$8.97	$0.175
Second Quarter 2005	$9.62	$8.76	$0.175
Third Quarter 2005	$10.32	$9.27	$0.175
Fourth Quarter 2005	$9.89	$7.42	$0.175
First Quarter 2006	$10.08	$7.63	$0.175
Second Quarter 2006	$9.99	$8.78	$0.175
Third Quarter 2006	$9.71	$8.73	$0.175
Fourth Quarter 2006	$9.99	$9.05	$0.175

*	On January 16, 2007 a distribution of $0.175 per share was made to all common stockholders and operating partnership unit holders of record as of December 29, 2006.

Stock Price Performance Graph

The following chart compares the cumulative total shareholder return, assuming that all dividends are reinvested, on the Company’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the NAREIT Equity REIT Index for the same period. The Stock price performance graph assumes an investment of $100 in Eagle and the two indices on October 1, 2004, the date of our initial public offering, through December 31, 2006.

	10/1/04	12/31/04	12/31/05	12/31/06
Eagle	$100.00	$100.49	$81.90	$106.08
NAREIT	$100.00	$113.24	$127.02	$171.55
S&P 500	$100.00	$107.11	$110.32	$125.35

Stockholder Information

As of February 1, 2007, we had approximately 5,200 record holders of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Dividend Information

During 2006, we paid $0.70 per common share in distributions. Approximately 20% of these distributions are a return of capital for tax purposes. These distributions occurred in January, April, July and October to our common shareholders and the operating partnership unit holders at $0.175 per distribution.

During 2006, we paid approximately $1.546875 per preferred share in distributions. The distributions are taxable as ordinary income and occurred in March, June and September at $0.515625 per distribution.

The declaration of distributions by the Company is in the sole discretion of our Board of Directors and is influenced by the Company’s financial condition, liquidity, compliance with the REIT status and other relevant factors.

Equity Compensation Plans Information

The following table sets forth the information regarding our equity compensation plans as of December 31, 2006:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
Restricted stock	302,848	(1)	NA	608,832
Equity compensation plans not approved by security holders	None		None	None

(1)	Shares have been issued but only 117,665 have vested.

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

On December 5, 2005, the operating partnership issued 427,485 operating partnership units in a private offering pursuant to Section 4(2) of the Securities Act to CPX RiverCenter Development LLC, an entity that is beneficially owned by William P. Butler, our chairman, upon the exercise of its option to acquire the remaining 51% interest in the entity that owns the Embassy Suites Hotel Cincinnati-RiverCenter. As a result, we now own all of the interests in the entity that owns the Embassy Suites Hotel Cincinnati-RiverCenter. CPX RiverCenter Development LLC is an accredited investor under Rule 501 of the Securities Act.

On December 5, 2005, the operating partnership also issued an aggregate of 250,000 operating partnership units to the original contributors of the entity that owns the Embassy Suites Hotel Denver-International Airport in a private offering pursuant to Section 4(2) of the Securities Act. Each of the original contributors is an accredited investor under Rule 501 of the Securities Act. Such units were issued pursuant to the earn-out provisions of the original contribution agreement, which provided for the issuance of an aggregate of 250,000 units in the event that EBITDA (as defined in the agreement) at the Embassy

Suites Hotel Denver-International Airport exceeded $2,815,459 for any 12-month trailing period prior to October 6, 2007. During the 12-month period ended September 30, 2005, EBITDA at the Embassy Suites Hotel Denver-International Airport exceeded $2,815,459.

On July 24, 2006, the operating partnership issued an aggregate of 83,333 operating partnership units to the original contributors of the entity that owns the Embassy Suites Hotel Columbus/Dublin in a private offering pursuant to Section 4(2) of the Securities Act. Each of the original contributors is an accredited investor under Rule 501 of the Securities Act. Such units were issued pursuant to the earn-out provisions of the original contribution agreement, which provided for the issuance of an aggregate of 83,333 units in the event that EBITDA (as defined in the agreement) at the Embassy Suites Hotel Columbus/Dublin exceeded $4,088,900 for any 12-month trailing period prior to October 6, 2007. During the 12-month period ended June 30, 2006, EBITDA at the Embassy Suites Hotel Columbus/Dublin exceeded $4,088,900.

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

The selected historical combined financial information as of December 31, 2003 and 2002 and for each of the two years in the period ended December 31, 2003 were derived from audited financial statements contained in the Company’s Registration Statement on Form S-11 (SEC File No. 333-115213). The unaudited historical combined financial statements include all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of such dates and for such periods under accounting principles generally accepted in the United States.

The information below should be read along with all other financial information and analysis presented elsewhere herein, including the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated and combined financial statements and related notes thereto.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

	Company 2006	Company 2005	Company & Predecessor 2004	Predecessor 2003	Predecessor 2002
Operating Data:
Occupancy	70.60%	67.60%	65.20%	60.60%	62.40%
ADR	$130.63	$118.30	$111.82	$112.68	$108.68
RevPAR	$92.23	$80.02	$72.86	$68.27	$67.77
Statement of Operations data ($000’s) (1)
Revenues	$150,983	$116,425	$82,298	$74,655	$69,820
Hotel operating expenses, excluding depreciation, amortization and corporate overhead	100,565	79,303	58,373	53,908	50,683
Corporate overhead	5,505	7,072	1,275	—	—
Depreciation and amortization (2)	17,889	14,013	9,285	9,518	8,563

Operating profit	27,024	16,037	13,365	11,229	10,574
Interest income	362	485	157	104	306
Interest expense	13,681	10,760	10,852	12,060	12,026
Other income, net	2	33	—	10	6
Minority interest	1,040	1,060	33	—	—
Income tax (expense) benefit	(1,331)	2,758	—	—	—

Net income (loss)	$11,336	$7,493	$2,637	($717)	($1,140)
Distribution to preferred shareholders	8,250	4,538	—	—	—

Net income (loss) available to common shareholders	$3,086	$2,955	$2,637	($717)	($1,140)

Statement of Cash Flows data ($000’s)
Net cash provided by operating activities	$36,229	$27,306	$10,586	$8,737	$5,168
Net cash used in investing activities	(58,283)	(184,171)	(62,119)	(1,920)	(23,592)
Net cash provided by (used in) financing activities	17,175	149,832	70,444	(7,737)	17,657
Balance Sheet Data ($000’s)
Total Assets	$461,726	$426,143	$252,384	$177,022	$185,372
Total Debt	253,519	211,427	130,765	196,124	200,553
Total Liabilities	276,773	229,258	138,192	202,223	206,220
Total Minority Interest	9,814	13,661	17,035	—	—
Total Owners’ equity (deficit)	175,139	183,224	97,157	(25,201)	(20,848)
Other Financial Data ($000’s):
EBITDA (3)	$45,277	$30,568	$22,807	$20,861	$19,449
FFO (4)	$21,298	$17,477	$11,468	$7,916	$6,807

SELECTED HISTORICAL FINANCIAL AND OTHER DATA

(1)	The following hotels were added to the group during the period of January 1, 2002 through December 31, 2006:

Property	Opening/Acquisition Date
Embassy Suites Hotel Denver-International Airport	December 2002
Marriott Southwest at Burr Ridge	August 2004
Embassy Suites Hotel Phoenix-Scottsdale	February 2005
Hilton Glendale	June 2005
Embassy Suites Hotel & Casino San Juan	June 2005
Embassy Suites Boston at Logan International Airport	July 2006

(2)	Investments in hotel properties are stated at acquisition cost and allocated to property and equipment and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141. Property and equipment was recorded at current replacement value for similar capacity, and identifiable intangible assets were recorded at estimated fair value. Property and equipment are depreciated using the straight-line method over an estimated useful life of 15-40 years for building and improvements and 3-10 years for furniture and equipment.

(3)	EBITDA herein is defined as net income (loss) before interest expense, taxes, depreciation, amortization and minority interest. We believe EBITDA is a useful financial performance measure of adjusted earnings for us and for our stockholders and is a complement to net income and other financial performance measures provided in accordance with US generally accepted accounting principles (“GAAP”). We use EBITDA to measure the financial performance of our operating hotels because it excludes expenses such as depreciation, amortization, taxes, minority interest and interest expense, which are not indicative of operating performance. By excluding minority interest and interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. By excluding depreciation and amortization expense, which can vary from hotel to hotel based on a variety of factors unrelated to the hotels’ financial performance, we can more accurately assess the financial performance of our hotels. Under US GAAP, hotel properties are recorded at historical cost at the time of acquisition and are depreciated on a straight-line basis. By excluding depreciation and amortization, we believe EBITDA provides a basis for measuring the financial performance of hotels unrelated to historical cost. However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as calculated by us, may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss) which is the most comparable financial measure calculated and presented in accordance with US GAAP. EBITDA does not represent net income (loss) and should not be considered as an alternative to operating income or net income determined in accordance with US GAAP. EBITDA does not represent cash flows from operating activities determined in accordance with US GAAP, and should not be considered as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity. Below is a reconciliation of EBITDA to net (loss) income.

	Historical for the Years Ended December 31,
	Company 2006	Company 2005	Company & Predecessor 2004	Predecessor 2003	Predecessor 2002
Reconciliation of EBITDA ($000’s)
Net income (loss)	$11,336	$7,493	$2,637	($717)	($1,140)
Minority interest	1,040	1,060	33	0	0
Depreciation and amortization	17,889	14,013	9,285	9,518	8,563
Interest expense	13,681	10,760	10,852	12,060	12,026
Income tax expense (benefit)	1,331	(2,758)	—	—	—

EBITDA	$45,277	$30,568	$22,807	$20,861	$19,449

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

	Historical for the Years Ended December 31,
	Company 2006	Company 2005	Company & Predecessor 2004	Predecessor 2003	Predecessor 2002
Reconciliation of FFO ($000’s)
Net income (loss) available to common shareholders	$3,086	$2,955	$2,637	($717)	($1,140)
Minority interest	1,040	1,060	33	—	—
Depreciation and amortization	17,174	13,495	8,798	8,633	7,947
Gain on sale of assets	(2)	(33)	—	—	—

FFO	$21,298	$17,477	$11,468	$7,916	$6,807

Weighted average diluted shares outstanding	23,527	23,142	22,911	—	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our portfolio consists of thirteen full-service and all-suites hotels under the Embassy Suites Hotels, Marriott, Hilton and Hyatt brands.

In addition to the nine hotels acquired in conjunction with the initial public offering in 2004, the Company acquired the following hotels in 2005 and 2006:

•	the 270-room Embassy Suites Hotel Phoenix-Scottsdale (“Embassy Phoenix”) for a net purchase price of $33.1 million on February 22, 2005;

•	the 351-room Hilton Glendale in Glendale, California for a net purchase price of $77.5 million on June 23, 2005;

•	the 299-room Embassy Suites Hotel and Casino San Juan (“Embassy Puerto Rico”) in San Juan, Puerto Rico for a net purchase price of $60.2 million on June 28, 2005; and

•	the 273-room Embassy Suites Boston at Logan International Airport (“Embassy Boston”) in Boston, Massachusetts for a net price of $53.4 million on July 21, 2006.

According to an industry projection by PricewaterhouseCoopers (“PWC”) the lodging industry had room revenue per available room (“RevPAR”) increases of 8.0% in 2006 after having RevPAR increases of 8.5% in 2005. PWC projects that 85% of the RevPAR increase in 2006 is the result of increased rates. We had a total RevPAR increase of 15.3% in 2006 with almost 70% of the increase attributable to higher rates. As a result, the Company produced strong increases in funds from operations (“FFO”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company’s revenues are largely derived from hotel operating revenues, although we also have participating lease revenue in connection with the Embassy Suites Hotel and Casino San Juan.

For 2006, the Company had net income available to common shareholders of $3.1 million after minority interest, or $0.17 per diluted share. FFO was $21.3 million. RevPAR was $92.23. EBITDA was $45.3 million. We consider FFO, RevPAR and EBITDA to be key measures of the performance of our portfolio. RevPAR increased 15.3% compared to $80.02 in 2005. The RevPAR increase was driven by an approximately 10.4% increase in the Average Daily Rate (“ADR”). The largest RevPAR improvements at hotels that were owned by us for all of 2005 and 2006 were the Chicago Marriott Southwest at Burr Ridge (improvement of 32.9%, the result of a strong convention year in Chicago and an increasing presence by this hotel that opened in August 2004), the Embassy Suites Hotel Cleveland/Rockside (improvement of 17.9%, as a result of sales force obtaining increased group rates) and the Embassy Suites Denver International Airport (improvement of 11.6%, as a result of an aggressive strategy to drive ADR). In addition, the Embassy Suites Cincinnati–RiverCenter which faced a challenging year in 2005, largely the result of renovation-related displacement, showed a strong 8.3% RevPAR increase in 2006.

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

Results of Operations

In the hotel industry most categories of operating costs do not vary directly with the volume of sales, the exceptions, among others, being franchise, management and credit card fees, costs associated with food and beverages served and housekeeping services provided and travel agent commissions. Because of this operating leverage, changes in sales volume disproportionately impact operating results. Room revenue is the most important category of revenue and drives other revenue categories such as food and beverage and telephone. There are three key performance indicators used in the hotel industry to measure room sales:

•	Occupancy, or the number of rooms sold, usually expressed as a percentage of total rooms available;

•	Average Daily Rate (ADR), which is total room revenue divided by the number of rooms sold; and

•	RevPAR (room revenue per available room), which is the product of the occupancy percentage and ADR.

The following table illustrates the key performance indicators for the years ended December 31, 2006 (Company), 2005 (Company) and 2004 (Company and Predecessor) for our portfolio, which consists of the eight hotels that have been open and opened by the Company or Predecessor throughout the three years presented, plus the Chicago Marriott Southwest at Burr Ridge which opened in August 2004, the Embassy Suites Hotel Phoenix-Scottsdale which was purchased in February 2005, the Hilton Glendale which was purchased in June 2005, Embassy Suites Hotel & Casino San Juan which was purchased in June 2005 and the Embassy Suites Boston at Logan International Airport:

	Year Ended December 31,
	2006	2005	2004
Hotel Revenues ($000’s)	$150,983	$116,425	$82,298
RevPAR	92.23	80.02	72.86
Occupancy	70.6%	67.6%	65.2%
ADR	$130.63	$118.30	$111.82

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

Comparison of 2006 to 2005

Overview.    Increased ADR resulted in improving lodging industry fundamentals in 2006 (ADR accounted for 85% of the 2006 RevPAR increases according to projections by PWC). We also enjoyed strong ADR growth of 7.9% for our entire portfolio of owned hotels. This led to a total RevPAR increase of 10.6% for the portfolio. We continued our strategy of aggressive revenue management to drive the ADR increases by limiting group business during peak times in order to accommodate the higher rated leisure and business transient segments.

This ADR-focused strategy was successful as demand in 2006 surpassed the 2000 peak demand period and the supply of new hotel rooms was under 1% for 2006.

Revenues.    Total hotel operating revenues increased $34.6 million, or 29.7%, from $116.4 million in 2005 to $151.0 million in 2006. Of this increase, $21.6 million is the result of the 2006 and 2005 acquisitions of the Embassy Suites Boston at Logan International Airport (“Embassy Boston”), Embassy Suites Hotel Phoenix-Scottsdale (“Embassy Phoenix”) and the Hilton Glendale. In 2006, we also saw an increase of $3.9 million in participating lease revenue from the Embassy Suites Hotel & Casino San Juan (“Embassy San Juan”), which we acquired in June 2005. The Chicago Marriott Southwest at Burr Ridge (“Marriott Burr Ridge”) which opened in August 2004 showed a revenue increase of $1.6 million in 2006. This is the result of a strong convention year in Chicago in 2006 and the increasing market penetration of the hotel. The Embassy Suites Hotel Columbus/Dublin (“Embassy Dublin”) showed a total revenue increase of $1.6 million, due to an improved business mix with increased transient business and food beverage revenue. The remaining hotels all showed revenue increases ranging from $0.3 million to $1.4 million due in large part to the increases in ADR.

Food and beverage revenues increased $6.2 million in 2006 as compared to 2005. Of this increase, $3.9 million is the result of the 2006 and 2005 acquisitions of the Embassy Boston, Embassy Phoenix and the Hilton Glendale. In addition, the Embassy Dublin and the Marriott Burr Ridge showed increases of $0.7 million and $0.3 million, respectively.

Operating Expenses.    Hotel operating expenses, including management fees, before depreciation and amortization increased by $21.3 million, or 26.9%, from $79.3 million in 2005 to $100.6 million in 2006. Of this amount, $15.7 million was the result of the hotels acquired in 2005 and 2006. The Embassy Suites Hotel Tampa-Airport/Westshore incurred increased property insurance of $0.2 million and increased real estate taxes of $0.1 million. The Marriott Burr Ridge saw real estate taxes decrease by $0.3 million as the result of a successful tax appeal. The remainder of the increased expenses were mostly seen in areas that have direct correlations to increased revenues, such as; food and beverage, front office, housekeeping, management fees, credit card fees, travel agent commissions and franchise fees.

Corporate General and Administrative Expense.    Corporate general and administrative expense decreased $1.6 million, or 22.5%, from $7.1 million in 2005 to $5.5 million in 2006. Virtually all of the decrease, or $1.5 million, was the result of the amortization in 2005 of the shares granted at the time of our IPO in conjunction with the Strategic Alliance Agreement with the Predecessor and its affiliates, these shares vested October 1, 2005. The remainder of the decrease was attributable to the decrease in audit-related expenses and insurance, largely offset, by increased expense for asset managers, other employee-related activities and higher director fees.

Depreciation and Amortization Expense.    Total depreciation and other amortization expense increased $3.9 million, or 27.9%, from $14.0 million in 2005 to $17.9 million in 2006. $3.7 million of the increased depreciation and amortization expense was related to the depreciation of fixed assets and amortization of franchise fees and loan costs related to our 2005 and 2006 acquisitions.

Net Operating Income.    Net operating income increased $11.0 million, or 68.8%, in 2006 from $16.0 million in 2005 to $27.0 million in 2006. $9.2 million of the increase was provided by the full-year effect of the 2005 Embassy Phoenix, Hilton Glendale and Embassy San Juan acquisitions. Also contributing was the improved operating performance demonstrated at the Marriott Burr Ridge and the decreased corporate general and administrative expense.

Interest Expense.    Total interest expense increased $2.9 million, or 26.9%, to $13.7 million in 2006 compared to $10.8 million in 2005. This increase is the result of the full-year impact of the borrowing related to the 2005 acquisitions, the July 21, 2006 acquisition of the Embassy Boston and the increased interest rates seen by the LIBOR-based variable rate debt.

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

The Company had a net tax expense of $1,331 and a net tax benefit of $2,758 respectively, for the periods ending December 31, 2006 and 2005.

	2006	2005
Federal, state and local income tax expense	$(1,219)	$(565)
Federal and state income tax benefit	13	3,398

Gross income tax (expense) benefit	(1,206)	2,833
Valuation allowance	(125)	(75)

Net income tax (expense) benefit	$(1,331)	$2,758

Net Income Available to Common Shareholders.    Our net income available to common shareholders increased $0.1 million, or 3.3%, from $3.0 million in 2005 to $3.1 million in 2006. This increase is the net result of the items discussed above, specifically the full-year effects of the 2005 hotel acquisitions and the improved profitability of the Marriott Burr Ridge, offset by the full-year of preferred dividend payments and income taxes.

Comparison of 2005 to 2004

Overview.    For the purposes of this comparison we have combined the results of the Company with those of the Predecessor for 2004, whereas, 2005 reflects only the results for the Company. In 2005, the hotel industry continued the recovery that began in 2004.

As a result of the strengthening seen in the industry in 2005, we focused our efforts on increasing the ADR for the entire portfolio and these efforts were rewarded with a 5.8% increase in ADR for 2005 as compared to 2004. This strategy proved to be successful in large part due to the increased demand outpacing the increased supply of new hotel rooms. Part of this strategy for increasing ADR included limiting group business during peak times in order to accommodate the higher rated leisure and business transient segments.

Revenues.    Total hotel operating revenues increased $34.1 million, or 41.4%, from $82.3 million in 2004 to $116.4 million in 2005. Of this increase, $20.8 million is the result of the 2005 acquisitions of the Embassy Suites Hotel Phoenix-Scottsdale (“Embassy Phoenix”) and the Hilton Glendale. In 2005, we also recognized $2.9 million in participating lease revenue from the Embassy Suites Hotel & Casino San Juan (“Embassy San Juan”). The Chicago Marriott Southwest at Burr Ridge (“Marriott Burr Ridge”) which opened in August 2004 showed a revenue increase of $5.1 million in 2005. This is the result of the typical growth cycle of a new hotel. The Hilton Cincinnati Airport produced a revenue increase of $1.5 million, the result of a 25.9% RevPAR increase much of which is attributable to the $3.7 million in capital improvements that occurred at the hotel during 2005. The remaining hotels all showed revenue increases ranging from $0.2 million to $1.1 million due in large part to the increases in ADR.

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

Interest Expense.    Total interest expense decreased $0.1 million to $10.8 million in 2005 compared to $10.9 million in 2004. The net decrease was the effect of a $75.4 million debt paydown in the fourth quarter of 2004 subsequent to the IPO and the refinancing debt at lower fixed rates. These reductions were offset by interest expense in connection with the debt secured by the 2005 acquisitions and the increased interest rates seen by the LIBOR-based variable rate debt.

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

We expect to set aside 4% of future hotel revenues (5% with respect to the Hyatt Regency Rochester) in our replacement reserve accounts to fund capital expenditures for certain hotels. During 2006 we spent approximately $10.7 million in capital expenditures at our hotels.

The capital expenditures were incurred at the following hotels (millions):

Hyatt Rochester	$2.4
Embassy San Juan	2.1
Hilton Glendale	2.1
Embassy Tampa	2.1
Embassy Phoenix	0.7
Embassy Boston	0.3
Hilton Cincinnati Airport	0.3
Landmark Marriott	0.3
Embassy RiverCenter	0.2
Embassy Dublin	0.1
Embassy Denver	0.1

Total	$10.7

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

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements. For the period ended December 31, 2004 because we had the right and obligation to acquire the remaining 51% interest in the entity that owned the Embassy Suites Hotel Cincinnati–RiverCenter no later than January 31, 2006 in exchange for 427,485 operating partnership units, the assets, liabilities and operations of such entity were included in our consolidated financial statements as required by FIN 46(R). The Company exercised this right and acquired the remaining 51% of the hotel on December 5, 2005.

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

Consolidation Policy—The accompanying financial statements have been consolidated for all activities from inception (October 1, 2004) through December 31, 2006. Included in this consolidation are the Company’s operating entities (TRS), the limited liability companies that own the hotel properties and EHP OP. In accordance with FIN 46(R) also included in the consolidation are all activities and balances relating to the Embassy Suites Hotel Cincinnati–RiverCenter in which the Company owned a 49% interest until December 5, 2005, at which time the Company purchased the remaining 51% interest in this hotel. Under FIN 46(R) the Company was deemed to be the primary beneficiary of this variable interest entity prior to acquiring the remaining 51% because of the Company’s obligation to acquire the remaining interest of this hotel property for 427,485 operating units no later than January 31, 2006. The portion of the statements that reflects activities of the Predecessor, the periods prior to October 1, 2004, have been combined due to the common ownership of the entities. All significant intercompany accounts and transactions among the consolidated and combined entities have been eliminated in the consolidated and combined financial statements.

Revenue Recognition—Hotel revenues, including room, food, beverage and other hotel revenues, are recognized as the related services are delivered. Participating lease revenue is recognized in accordance with lease terms. We generally consider accounts receivable to be fully collectible; however, there were an allowances for doubtful accounts of $105 and $34, respectively, at December 31, 2006 and 2005. If we determine that amounts are uncollectible, which would generally be the result of a customer’s bankruptcy or other economic downturn, such amounts will be charged against operations when that determination is made.

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

Depreciation and Amortization Expense—Depreciation expense is based on the estimated useful lives of the Company’s assets. Presently, investment in hotel properties, air rights, furniture, fixtures, and equipment are depreciated using the straight-line method over lives which range from 5 to 40 years. While the Company believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income (loss) or the gain or loss on the potential sale of any of the Company’s hotels. Amortization expense is related to franchise agreements with the various franchisors and is incurred ratably over the lives of the agreements. In addition, amortization expense is recognized for the costs relating to our mortgage and credit facilities. Again, these expenses are amortized ratably over the lives of the debt agreements. The Company incurred depreciation and amortization expense of $17.9 million, $14.0 million and $2.7 million for the years ended December 31, 2006 and 2005 and the period from October 1, 2004 through December 31, 2004, respectively. The Predecessor incurred depreciation and amortization expense of $6.6 million for the period of January 1, 2004 through September 30, 2004. Repairs and maintenance costs that do not extend the useful lives of the Company’s assets or enhance the utility of those assets are expensed as incurred. Our total capital expenditures for 2006 were $10.7 million. We anticipate spending $13-$16 million in capital expenditures during 2007.

Recent Accounting Pronouncements—

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

In December 2004, the FASB issued Statement 123 (revised 2004) which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. The FASB and SEC issued additional guidance and clarification to this Statement throughout 2005. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award—the requisite service period. Although the Company’s bylaws allow for the issuance of stock options, none have been issued to this point. The Company adopted this pronouncement as of January 1, 2006.

Contractual Obligations and Commitments

As of December 31, 2006, the Company had the following contractual obligations pursuant to long-term borrowings, leases, purchase obligations not recognized in the financial statements, and all other liabilities reflected in the balance sheet (in thousands):

Contractual Obligations as of December 31, 2006
		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$253,519	$1,696	$84,744	$78,715	$88,364
Operating lease obligations	840	246	239	154	201
Capital lease obligations	44	37	7	—	—
Interest payment obligations	63,133	17,811	27,761	12,485	5,076

Total	$317,536	$19,790	$112,751	$91,354	$93,641

Also, the Company has employment agreements with its Senior Vice-President of Acquisitions, Chief Financial Officer and Chief Executive Officer. The agreements are for two years, three years and five years, respectively, expiring in May 2008, May 2008, and October 2009, respectively.

Subsequent Events

On January 29, 2007, Eagle Hospitality Properties Trust, Inc. issued a press release announcing that its Board of Directors has decided to explore strategic alternatives to enhance shareholder value, including a possible sale of the Company. As part of that process, the Board has formed a Special Committee, which has retained Morgan Stanley as financial advisor.

On January 16, 2007, the Company paid a cash dividend of $0.175 per share of common stock and operating partnership unit, for shareholders of record on December 29, 2006. The dividend was declared on December 1, 2006.

On January 2, 2007, the Company paid a cash dividend of $0.515625 per share of preferred stock, for shareholders of record on December 14, 2006. The dividend was declared on December 1, 2006.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.

As of December 31, 2006, we had outstanding approximately $89.7 million of variable-rate debt. The impact to our annual results of operations of a one-point change in interest rate on the outstanding balance of variable-rate debt as of December 31, 2006, would be approximately $0.9 million of interest expense. We also had approximately $163.8 million of 5.46% fixed-rate debt outstanding at December 31, 2006. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. We had no other outstanding debt as of December 31, 2006 nor did we have any outstanding interest rate hedge contracts.

The above amounts were determined based on the impact of hypothetical interest rates on our borrowing cost, and assume no changes in our capital structure. As the information presented above includes only those exposures that exist as of December 31, 2006, it does not consider those exposures or positions which could arise after that date. Hence, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated and Combined Financial Statements and Financial Statement Schedule

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

Based upon their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our required SEC filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 was effective. All internal control systems, no matter how well designed, have inherent limitations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Therefore, the Company’s internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

During the fourth quarter of 2006, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, those controls.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant

The required information is incorporated by reference to our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 1, 2007.

Item 11. Executive Compensation

The required information is incorporated by reference to our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 1, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information is incorporated by reference to our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 1, 2007.

Item 13. Certain Relationships and Related Transactions

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 1, 2007.

Item 14. Principal Accountant Fees and Services

The required information is incorporated by reference to our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 1, 2007.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Lists of Documents Filed as Part of this Report

1.	Consolidated and Combined Financial Statements, Consolidated Financial Statement Schedules and Report of Independent Registered Public Accounting Firms.

2.	Exhibits.

Ex.	Description
3	Articles of Amendment and Restatement (including all amendments or articles supplementary thereto), incorporated by reference to Exhibit 3 to the quarterly report on Form 10-Q for the period ended June 30, 2005.

3.1	Bylaws, incorporated by reference to Exhibit 3.2 to the 2004 Registration Statement.

4	Form of common stock certificate, incorporated herein by reference to Exhibit 4 to the 2004 Registration Statement.

10.1	Form of Agreement of Limited Partnership of EHP Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.1 to the 2004 Registration Statement.

10.2	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among EHP Operating Partnership, L. P. and the Grantors named therein (Cincinnati Landmark Marriott), incorporated herein by reference to Exhibit 10.2 to the 2004 Registration Statement.

10.3	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among EHP Operating Partnership, L. P. and the Grantors named therein (Embassy Suites Hotel Denver-International Airport), incorporated herein by reference to Exhibit 10.3 to the 2004 Registration Statement.

10.4	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among EHP Operating Partnership, L. P. and the Grantors named therein (Embassy Suites Hotel Cincinnati-RiverCenter), incorporated herein by reference to Exhibit 10.4 to the 2004 Registration Statement.

10.5	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among EHP Operating Partnership, L. P. and the Grantors named therein (Hilton Cincinnati Airport), incorporated herein by reference to Exhibit 10.5 to the 2004 Registration Statement.

10.6	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among EHP Operating Partnership, L. P. and the Grantors named therein (Embassy Suites Hotel Cleveland/Rockside), incorporated herein by reference to Exhibit 10.6 to the 2004 Registration Statement.

10.7	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among EHP Operating Partnership, L. P. and the Grantors named therein (Embassy Suites Hotel Columbus/Dublin), incorporated herein by reference to Exhibit 10.7 to the 2004 Registration Statement.

10.8	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among EHP Operating Partnership, L. P. and the Grantors named therein (Chicago Marriott Southwest at Burr Ridge), incorporated herein by reference to Exhibit 10.8 to the 2004 Registration Statement.

10.9	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among the Company, Rochester Downtown Hotel, Inc., Rochester Holding Corporation and KY Florida Hotels Investors, Inc. (Hyatt Regency Rochester), incorporated herein by reference to Exhibit 10.9 to the 2004 Registration Statement.

10.10	Omnibus Option Acquisition Agreement, dated as of May 4, 2004 by and among the Company, Tampa Westshore Hotel, Inc. and KY Florida Hotels Investors, Inc. (Embassy Suites Hotel Tampa-Airport/Westshore), incorporated herein by reference to Exhibit 10.10 to the 2004 Registration Statement.

Ex.	Description
10.11	Form of Employment Contract between Eagle Hospitality Properties Trust, Inc. and J. William Blackham, its chief executive officer, incorporated herein by reference to Exhibit 10.11 to the 2004 Registration Statement.*

10.12	2004 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.12 to the 2004 Registration Statement.*

10.13	Form of Management Agreement between EHP TRS Holding Co., Inc. (or its wholly owned subsidiary) and Commonwealth Hotels, Inc., incorporated herein by reference to Exhibit 10.13 to the 2004 Registration Statement.

10.14	Form of Lease between EHP Operating Partnership, L.P. (or its wholly owned subsidiary) and EHP TRS Holding Co., Inc. (or its wholly owned subsidiary), incorporated herein by reference to Exhibit 10.14 to the 2004 Registration Statement.

10.15	Form of Nomination Rights Agreement between Eagle Hospitality Properties Trust, Inc. and Corporex Companies LLC, incorporated herein by reference to Exhibit 10.15 to the 2004 Registration Statement.

10.16	Form of Strategic Alliance Agreement among EHP Operating Partnership, L.P., Eagle Hospitality Properties Trust, Inc., Corporex Companies LLC and William P. Butler, incorporated herein by reference to Exhibit 10.16 to the 2004 Registration Statement.

10.17	Form of Non-Competition and Right of First Refusal Agreement among EHP Operating Partnership, L.P., Eagle Hospitality Properties Trust, Inc., Commonwealth Hotels, Inc., William P. Butler and Daniel T. Fay, incorporated herein by reference to Exhibit 10.17 to the 2004 Registration Statement.

10.18	Subscription Agreement dated May 5, 2004 between Eagle Hospitality Properties Trust, Inc. and Corporex Companies LLC, incorporated herein by reference to Exhibit 10.19 to the 2004 Registration Statement.

10.19	Form of Management Consulting and Advisory Agreement between Eagle Hospitality Properties Trust, Inc. and Corporex Companies LLC, incorporated herein by reference to Exhibit 10.20 to the 2004 Registration Statement.

10.20	Purchase Agreement dated as of December 29, 2004 between EHP Operating Partnership, L.P. and UP Stonecreek, Inc, incorporated herein by reference to Exhibit 10.21 to the annual report on Form 10-K filed March 28, 2005.

10.21	Form of Mortgage Note dated as of February 15, 2005 between subsidiaries of Eagle Hospitality Properties Trust, Inc. as borrowers, and The Prudential Insurance Company of America, as lender, incorporated herein by reference to Exhibit 10.22 to the annual report on Form 10-K filed March 28, 2005.

10.22	Deed of Trust, Assignment and Security Agreement dated as of February 22, 2005 among EHP Phoenix Suites, LLC, Phoenix Suites TRS, Inc. and U.S. Bank National Association, incorporated herein by reference to Exhibit 10.23 to the annual report on Form 10-K filed March 28, 2005.

10.23	Form of Employment Agreement between Eagle Hospitality Properties Trust, Inc. and Raymond D. Martz, incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q for the period ended March 31, 2005. *

10.24	Purchase Agreement dated as of May 11, 2005 between EHP Glendale, LLC and Hilton Glendale, L.P., as amended, incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the period ended June 30, 2005.

Ex.	Description
10.25	Agreement of Purchase and Sale dated as of April 28, 2005 between EHP Glendale, LLC and Hilton Glendale, L.P., as amended, incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the period ended June 30, 2005.

10.26	Loan Agreement dated as of July 7, 2005 between EHP Glendale, LLC and KeyBank National Association, incorporated herein by reference to Exhibit 10.4 to the quarterly report on Form 10-Q for the period ended June 30, 2005.

10.27	2005 Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10 to the current report on Form 8-K filed December 8, 2005.*

10.28	Credit Agreement dated as of December 21, 2005 between Eagle Hospitality Properties Trust, Inc. and U.S Bank, as the administrative agent, Key Bank, as the syndication agent and LaSalle Bank, as the documentation agent, incorporated herein by reference to Exhibit 10.28 of the annual report on Form 10-K filed March 7, 2006.

10.29	Employment Agreement of Brian Guernier dated May 22, 2006, incorporated herein by reference to Exhibit 10.1 of the current report on Form 8-K filed May 22, 2006.*

10.30	Amendment to amended and restated Senior Credit Agreement dated July 21, 2006, incorporated herein by reference to Exhibit 10.1 of the current report on Form 8-K filed July 28, 2006.

10.31	Purchase Agreement, dated as of June 15, 2006, by and among BPG/CGV Hotel Partners IX LLC and EHP Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the period ended September 30, 2006.

21	List of Subsidiaries

23.1	Consent of independent registered public accounting firm.

23.2	Consent of independent registered public accounting firm.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Represents management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Eagle Hospitality Properties Trust, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive income, owners’ equity, and cash flows for the period from October 1, 2004 (inception) to December 31, 2004, and the Predecessor’s combined statements of operations and comprehensive income, owner’s equity, and cash flows for the period from January 1, 2004 to September 30, 2004 of Eagle Hospitality Properties Trust, Inc. (a Maryland corporation) (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the Company’s consolidated results of operations and cash flows for the period from October 1, 2004 (inception) to December 31, 2004, and the Predecessor’s combined results of operations and cash flows for the period from January 1, 2004 to September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Cincinnati, Ohio

February 10, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Eagle Hospitality Properties Trust, Inc.

We have audited the accompanying consolidated balance sheets of Eagle Hospitality Properties Trust, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule of the Company for the year ended December 31, 2004, were audited by other auditors whose report dated February 10, 2005, expressed an unqualified opinion on those statements and schedule.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements, taken as a whole, present fairly in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements in 2006 the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007, expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Chicago, Illinois

February 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Eagle Hospitality Properties Trust, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control, that Eagle Hospitality Properties Trust, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for years then ended of the Company and our report dated February 20, 2007, expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Chicago, Illinois

February 20, 2007

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND DECEMBER 31, 2005

($000’s omitted)

	December 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$3,749	$8,628
Restricted cash—real estate tax escrows	465	1,623
Restricted replacement reserves	2,645	5,436
Accounts receivable, net	6,447	6,026
Due from affiliates, net	—	32
Inventories	624	620
Deferred income taxes	2,595	3,323
Deferred franchise fees and loan fees, net	2,883	3,517
Prepaid expenses and other assets	2,625	1,948
Investment in hotel properties, net	439,693	394,990

Total assets	$461,726	$426,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Notes payable	$253,519	$211,427
Income tax payable	474	565
Accounts payable	3,869	2,272
Due to affiliates, net	421	—
Dividends and distributions payable	6,220	4,135
Accrued expenses	10,371	8,761
Advance deposits	1,899	2,098

Total liabilities	$276,773	$229,258

Minority interest	9,814	13,661

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 8.25% Series A—4,000,000 issued and outstanding at December 31, 2006 and December 31, 2005	$40	$40
Common stock, $0.01 par value, 100,000,000 shares authorized, 17,753,496 and 17,382,385 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	177	174
Additional paid-in capital	196,400	196,847
Deferred compensation	—	(1,700)
Accumulated other comprehensive income	—	9
(Dividends in excess of accumulated earnings)	(21,478)	(12,146)

Total shareholders’ equity	$175,139	$183,224

Total liabilities and shareholders’ equity	$461,726	$426,143

See notes to consolidated financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(audited except the Predecessor period from January 1, 2004—September 30, 2004, 000’s Omitted)

	Company Year Ended December 31, 2006	Company Year Ended December 31, 2005	Company Period From October 1, 2004 to December 31, 2004	Predecessor Period From January 1, 2004 to September 30, 2004
REVENUES:
Rooms department	$103,240	$79,972	$14,619	$44,336
Food and beverage department	35,113	28,882	5,822	14,378
Participating lease income	6,853	2,940	—	—
Other operating departments	5,777	4,631	784	2,359

Total revenue	150,983	116,425	21,225	61,073

EXPENSES:
Hotel expenses	97,754	77,085	14,405	41,238
Management fees—related party	2,811	2,218	614	2,116
Depreciation and amortization	17,889	14,013	2,735	6,550
Corporate general and administrative	5,505	7,072	1,275	—

Total operating expenses	123,959	100,388	19,029	49,904

NET OPERATING INCOME	27,024	16,037	2,196	11,169
Interest expense	(13,681)	(10,760)	(2,099)	(8,753)
Interest income	362	485	33	124
Other income	2	33	—	—

Income before minority interest and provision for income taxes	13,707	5,795	130	2,540

Income tax (expense) benefit	(1,331)	2,758	—	—
Minority interest expense	(1,040)	(1,060)	(33)

NET INCOME	$11,336	$7,493	$97	$2,540
Distributions to preferred shareholders	(8,250)	(4,538)	—	—

Net income available to common shareholders	$3,086	$2,955	$97	$2,540
Unrealized (loss) gain on marketable securities	(9)	(13)	22	19
Effect of interest rate swap	—	—	—	716

COMPREHENSIVE INCOME	$3,077	$2,942	$119	$3,275

Basic income per share	$0.17	$0.16	$0.01
Diluted income per share	$0.17	$0.16	$—
Weighted average basic shares outstanding	17,552	17,127	16,917
Weighted average diluted shares outstanding	23,527	23,142	22,911

See notes to consolidated and combined financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2006

($000’s Omitted)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Deferred Compensation	Other Comprehensive Income (Loss)	Dividends in Excess of Accumulated in Earnings	Total
Balance at January 1, 2003	$—	$37	$(20,885)	$—	$—	$—	$(20,848)
Subscriptions Receivable	—	—	225	—	—	—	225
Contributions	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	(4,807)	(4,807)
Comprehensive income(loss)	—	—	—	—	—	229	229

Balance at December 31, 2003	$—	$37	$(20,660)	$—	$—	$(4,578)	$(25,201)
Contributions	—	—	11,264	—	—	—	11,264
Distributions	—	—	—	—	—	(2,852)	(2,852)
Comprehensive income(loss)	—	—	—	—	—	3,275	3,275

Balance at September 30, 2004	$—	$37	$(9,396)	$—	$—	$(4,155)	$(13,514)

Formation Transactions on October 1, 2004:
Issuance of shares in connection with IPO:	—	168	163,347	—	—	—	163,515
Offering and pre-IPO expense	—	—	(14,186)	—	—	—	(14,186)
Issuance of shares for initial properties	—	1	1,427	—	—	—	1,428
Establish minority interest	—	—	(17,002)	—	—	—	(17,002)
Issuance of restricted shares	—	5	4,296	(4,301)	—	—	—
Amortization of deferred compensation	—	—		678	—	—	678
Accumulated other comprehensive income	—	—		—	22	—	22
Issuance of operating units	—	—	58,432	—	—	—	58,432
Consideration given in excess of fair value, plus minority interest step-up	—	—	(95,827)	—	—	—	(95,827)
Net Income	—	—		—	—	97	97

Balance at December 31, 2004	$—	$174	$100,487	$(3,623)	$22	$97	$97,157
Issuance of preferred shares	40	—	96,416	—	—	—	96,456
Common dividends paid, $0.70 per share	—	—	—	—	—	(12,155)	(12,155)
Common dividends declared, $0.175 per share	—	—	—	—	—	(3,043)	(3,043)
Preferred dividends paid, $1.134 per share	—	—	—	—		(4,538)	(4,538)
Issuance of restricted shares	—	—	221	(221)	—	—	—
Amortization of deferred compensation	—	—	—	2,144	—	—	2,144
Adjustment to opening balance sheet	—	—	(277)	—	—	—	(277)
Unrealized loss on investments	—	—	—	—	(13)	—	(13)
Net income	—	—	—	—	—	7,493	7,493

Balance at December 31, 2005	$40	$174	$196,847	$(1,700)	$9	$(12,146)	$183,224
Common dividends paid, $0.70 per share	—	—	—	—	—	(12,417)	(12,417)
Preferred dividends declared, $2.0625 per share	—	—	—	—	—	(8,251)	(8,251)
Operating partnership unit redemption	—	3	703	—	—	—	706
Forfeiture of restricted stock	—	—	(10)	—	—	—	(10)
Stock-based compensation	—	—	560	—	—	—	560
Reclass for FAS 123(R) adoption	—	—	(1,700)	1,700	—	—	—
Unrealized loss on investments	—	—	—	—	(9)	—	(9)
Net Income	—	—	—	—	—	11,336	11,336

Balance at December 31, 2006	$40	$177	$196,400	$—	$—	$(21,478)	$175,139

See notes to consolidated and combined financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS ($000s)

	The Company	The Company	The Company	Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from October 1, 2004 to December 31, 2004	Period from January 1, 2004 to September 30, 2004
Cash flows from operating activities:
Net income	$11,336	$7,493	$97	$2,540
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	728	(3,323)	—	—
Depreciation	17,202	13,523	2,735	6,550
Gain on sale of property and equipment	(2)	(33)	—	—
Amortization of deferred loan fees and franchise rights	716	493	—	—
Stock-based compensation	560	2,144	678	—
Minority interest	1,040	1,060	33	—
Changes in assets and liabilities:
Accounts receivables	(181)	(2,771)	(1,990)	(1,068)
Inventory, prepaid expenses, and other assets	(596)	(637)	(855)	210
Due to affiliates	453	(1,120)	799	136
Accounts payable, accrued expenses and advance deposits	4,973	10,477	(887)	1,608

Net cash provided by operating activities	$36,229	$27,306	$610	$9,976
Cash flows from investing activities:
Acquisition of hotel properties	$(54,000)	$(173,264)	$(56,080)	$—
Refund of portion of Hilton Glendale purchase price	2,500	—	—	—
Capital expenditures	(10,725)	(14,108)	(1,237)	(4,659)
Proceeds from sale of assets	2	33	—	—
Restricted cash	3,940	3,168	532	(675)

Net cash used in investing activities	$(58,283)	$(184,171)	$(56,785)	$(5,334)
Cash flows from financing activities:
Proceeds from financing	$—	$195,200	$—	$3,522
Deferred loan costs paid	—	(1,922)	(1,242)	(63)
Debt principal payments	(1,363)	(113,692)	(54,650)	(2,296)
Proceeds from initial public offering	—	—	163,515	—
Cost of initial public offering	—	—	(14,186)	—
Proceeds from preferred stock offering	—	100,000	—	—
Cost of preferred stock offering	—	(3,544)	—	—
Credit facility borrowings	75,700	22,545	—	—
Credit facility payments	(32,245)	—	—	—
Proceeds from affiliate financing	—	—	—	791
Payment of related party loan	—	(23,391)	(21,549)	(329)
Payment on capital lease obligations	(68)	(64)	(53)	(164)
Payments/Declarations of preferred stock dividends	(8,250)	(4,538)	—	—
Payments/Declarations of common stock dividends and distributions	(16,599)	(20,484)	—	(2,852)
Adjustments to opening balance sheet	—	(278)	—	—

Net cash provided by (used in) financing activities	$17,175	$149,832	$71,835	$(1,391)

Net (decrease) increase in cash and cash equivalents	$(4,879)	$(7,033)	$15,660	$3,251
Cash and cash equivalents, beginning of year	8,628	15,661	1	1,199

Cash and cash equivalents, end of year	$3,749	$8,628	$15,661	$4,450

See notes to consolidated and combined financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006, 2005, and 2004

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

At June 30, 2006, the Embassy Suites Hotel Columbus/Dublin Airport achieved the required measurements as outlined in the earn-out provisions of the original acquisition agreement and in accordance with the terms of the earn-out provisions 83,333 additional operating partnership units were issued to the former owners of this hotel on July 24, 2006.

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

EHP TRS Holding Co, Inc. (“EHP TRS”), our taxable REIT subsidiary, was incorporated as a Maryland corporation. Except for the Embassy Suites Hotel and Casino San Juan, each of our hotel properties are leased to EHP TRS, which engages hotel management companies to manage and operate the hotels under management contracts. Under applicable REIT tax rules, neither we nor our operating partnership can directly undertake the daily management activities of our hotels. Therefore, our operating partnership and principal source of funds will be dependent on EHP TRS’s ability to generate cash flow from the operation of the hotels. EHP TRS will pay income taxes at regular corporate rates on its taxable income.

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

The Predecessor as referred to throughout this document is defined as the collective ownership of the initial nine hotels, which have been combined in the 2004 presentation comparability. The nine hotels are the: Cincinnati Landmark Marriott, Hilton Cincinnati Airport, Hyatt Regency Rochester, Chicago Marriott Southwest at Burr Ridge, Embassy Suites Hotel Cincinnati–RiverCenter, Embassy Suites Hotel Columbus/Dublin, Embassy Suites Hotel Cleveland/Rockside, Embassy Suites Hotel Denver-International Airport and Embassy Suites Hotel Tampa-Westshore.

Concurrent with the Company’s formation, the Company utilized its net proceeds of $149.3 million to repay $65.5 million of indebtedness and paid an additional $56.1 million in cash related to the acquisition of certain initial properties, plus working capital, net of cash received. Hence, the Company had approximately $27.7 million in available cash immediately following its formation.

On June 13, 2005, the Company issued 4,000,000 shares of 8 1/4% Series A Cumulative Redeemable Preferred Stock, redeemable solely at our option beginning on June 13, 2010. The net proceeds of this issuance was $96.5 million. The proceeds were used to purchase hotel properties and for general corporate and working capital purposes.

In addition to the nine hotels acquired in conjunction with the initial public offering in 2004, the Company acquired the following hotels in 2005 and 2006:

•	the 270-room Embassy Suites Hotel Phoenix-Scottsdale for a net purchase price of $33.1 million on February 22, 2005;

•	the 351-room Hilton Glendale in Glendale, California for a net purchase price of $77.5 million on June 23, 2005;

•	the 299-room Embassy Suites Hotel and Casino San Juan in San Juan, Puerto Rico for a net purchase price of $60.2 million on June 28, 2005; and

•	the 273-room Embassy Suites Boston at Logan International Airport in Boston, Massachusetts for a net purchase price of $53.4 million on July 21, 2006.

As of December 31, 2006, we owned thirteen hotels all of which are located in the United States. We currently have no foreign operations, and all of our operations are within the hotel lodging industry.

2.	Basis of Presentation

These consolidated financial statements presented herein include all of the accounts of the Company beginning with its commencement of operations on October 1, 2004. Prior to that time, this report includes the combined financial statements of the Predecessor.

On the consolidated and combined statements of cash flows for the period from October 1, 2004 to December 31, 2004, the Company reclassified deferred loan costs paid of $1.2 million from cash flow from operating activities to cash flow from financing activities and restricted cash of $0.5 million from cash flow from operating activities to cash flow from investing activities, resulting in a change in net cash used in operating activities of $0.1 million to net cash provided by operating activities of $0.6 million, a change in net cash flows used in investing activities from $57.3 million to net cash used in investing activities of $56.8 million, and a change in net cash provided by financing activities of $73.0 million to net cash provided by financing activities of $71.8 million.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

3.	Significant Accounting Policies Summary

Principles of Consolidation—The accompanying financial statements have been consolidated for all activities from inception (October 1, 2004) through December 31, 2006. Included in this consolidation are the Company’s operating entities (TRS), the limited liability companies that own the hotel properties and EHP Operating Partnership. In accordance with FIN 46(R) also included in the consolidation are all activities and balances relating to the Embassy Suites Hotel Cincinnati—RiverCenter in which the Company owned only a 49% interest until acquiring the remaining 51% on December 5, 2005 in exchange for 427,485 partnership units. Under FIN 46(R) the Company was deemed to have been the primary beneficiary of this variable interest entity prior to acquiring the remaining 51% because the Company was obligated to acquire the remaining 51% of this hotel property no later than January 31, 2006. The portion of the statements that reflects activities of the Predecessor, the periods prior to October 1, 2004, have been combined due to the common ownership of the entities. All significant intercompany accounts and transactions among the consolidated and combined entities have been eliminated in the consolidated and combined financial statements.

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

Depreciation and Amortization Expense—Depreciation expense is based on the estimated useful lives of the Company’s assets. Presently, investment in hotel properties, air rights, furniture, fixtures, and equipment are depreciated using the straight-line method over lives which range from 5 to 40 years. Amortization expense is related to franchise agreements with the various franchisors and is incurred ratably over the lives of the agreements. In addition, amortization expense is recognized for the costs relating to

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

our mortgage and credit facilities. These costs are amortized ratably over the lives of the debt agreements. The Company incurred depreciation and amortization expense of $17.9 million, $14.0 million and $2.7 million for the years ended December 31, 2006 and 2005 and the period from October 1, 2004 through December 31, 2004, respectively. The Predecessor incurred depreciation and amortization expense of $6.6 million for the period of January 1, 2004 through September 30, 2004. Repairs and maintenance costs that do not extend the useful lives of the Company’s assets or enhance the utility of those assets are expensed as incurred. We were required by our franchisors to make capital expenditures at the Our total capital expenditures for 2006 were $10.7 million.

Cash and Cash Equivalents—Cash and cash equivalents represent cash on hand and in banks and cash equivalents with maturities of less than 90 days from the date of purchase.

Restricted Cash—Restricted cash consists of cash held in escrow reserves required by franchisors and/or lenders that relate to the payment of capital expenditures, real estate taxes and insurance.

Accounts Receivable—Accounts receivable consists primarily of meeting and banquet room rental and hotel guest receivables. The Company generally does not require collateral. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible. There was an allowance for doubtful accounts receivable of $105 at December 31, 2006 and $34 at December 31, 2005.

Inventories—Inventories consist primarily of food and beverages, and are stated at the lower of cost or market value. Cost is generally determined using the first-in, first-out method.

Deferred Loan Fees, Net—Deferred loan fees are recorded at cost and amortized using the level yield which approximates the straight-line method over the terms of the related debt. The amount of deferred debt costs at December 31, 2006 and 2005 were carried at a cost of $3.0 million and $3.1 million, respectively. The accumulated amortization was $0.9 million and $0.4 million, respectively, as of December 31, 2006 and 2005.

Investments—Marketable securities are comprised primarily of mutual funds, stocks and stock funds carried at market value. In accordance with SFAS 115, the investments in marketable securities have been classified as available for sale. The recorded cost of investments which are considered to be available for sale is adjusted to fair market value. The difference between cost and fair value is classified as accumulated other comprehensive income in the equity section of the balance sheet. The cost of the marketable securities reflected in the accompanying consolidated and combined balance sheets at December 31, 2006 and 2005, is $0 and $0.3 million, respectively.

Advertising Costs—Advertising costs are expensed as incurred. For the years ended December 31, 2006 and 2005 and for the period from October 1, 2004 to December 31, 2004, the Company incurred advertising costs of approximately $10.7 million, $8.4 million and $1.5 million, respectively. For the period from January 1, 2004 to September 30, 2004 the Predecessor incurred advertising costs of approximately $4.3 million. Advertising costs are included in hotel expenses in the accompanying consolidated and combined statements of operations. We also pay advertising fees pursuant to the franchise agreements with Marriott and Hilton.

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

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

Deferred Franchise Fees—Deferred franchise fees at December 31, 2006 represents the cost of the franchise agreements associated with the Marriott, Hilton, and Embassy Suites hotels. These fees were carried at a cost of $0.9 million and $0.8 million at December 31, 2006 and 2005, respectively. The accumulated amortization at December 31, 2006 and 2005, respectively, was $0.1 million and $0.1 million. These agreements have varying remaining lives, from 2010 to 2026.

Income Taxes—As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income (loss) that does not relate to taxable REIT subsidiaries. However, EHP TRS Holding Co., Inc. is treated as a taxable REIT subsidiary for federal income tax purposes. In addition, the REIT and its subsidiaries are subject to various state and local income taxes.

Earnings (Loss) Per Share—Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower (higher) earnings (loss) per share.

Stock-Based Compensation—In connection with the Company’s formation, the Company established the 2004 Long-Term Incentive Plan (the “Stock Plan”). The Company has issued a net total of 511,180 shares of restricted stock under the Stock Plan to its executives, directors, and certain employees of the Company, the Predecessor and its affiliates. The vesting periods for these shares range from one to five years. Such shares are charged to compensation expense on a straight-line basis over the vesting period based on the price on the date of issuance. For the years ending December 31, 2006 and 2005, the Company incurred total compensation expense of $0.6 million and $2.1 million, respectively, related to these restricted shares. For the period from inception through December 31, 2004, the Company recognized compensation expense of approximately $0.6 million related to these restricted shares. Under the Stock Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. At December 31, 2006, no performance-based stock awards have been issued other than the restricted stock discussed above. The amount of shares available for issuance under this plan increased by 46,168 shares on January 1, 2007, pursuant to the provisions of the plan. At December 31, 2006, the Company had approximately 608,832 remaining shares available for future issuance under the Stock Plan.

In December 2004, the FASB issued Statement 123 (revised 2004) which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. The FASB and SEC issued additional guidance and clarification to this Statement throughout 2005. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award—the requisite period. Although the Company’s bylaws allow for the issuance of stock options, none have been issued to this point. The Company adopted this pronouncement as of January 1, 2006. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

2004 Long-Term Incentive Plan—The Stock Plan was adopted by the board of directors and approved by stockholders prior to the initial public offering. The purpose of the Stock Plan is to promote the Company’s success and enhance the value by linking the personal interests of participants to those of the stockholders, and by providing such persons with an incentive to achieve outstanding performance.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

The Stock Plan authorizes the governance and compensation committee and the Company’s board of directors upon approval to grant awards to employees, officers, consultants (including, but not limited to, Corporex and its employees) and directors in the following forms:

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

The number of shares reserved and available for awards issued under the Stock Plan initially was 655,000 shares, plus an annual increase to be added on the last day of our fiscal year in each year, beginning in 2004, equal to the lesser of the following:

•	a number of shares equal to 5.0% of any additional shares of common stock or operating partnership units issued after the closing initial public offering; or

•	an amount determined by our board of directors or governance and compensation committee.

There were 302,848 shares of restricted stock issued under this plan at December 31, 2006.

Segments —The Company presently operates in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotels through either acquisition or new development. The Predecessor also only operated within the direct hotel investments segment.

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

5.	Investment in Hotel Properties

Investment in hotel properties consists of the following as of December 31, 2006 and 2005. All amounts are in thousands:

	December 31,
	2006	2005
Land and improvements	$31,411	$31,337
Buildings and leasehold rights	397,316	349,559
Furniture, fixtures, and equipment	44,425	30,351

Total property and equipment	473,152	411,247
Accumulated depreciation	(33,459)	(16,257)

Investment in hotel properties, net	$439,693	$394,990

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

The Company had a net tax expense of $1,331 and a net tax benefit of $2,758, respectively, for the years ending December 31, 2006 and 2005.

	2006	2005
Federal, state and local income tax expense	$(1,219)	$(565)
Federal and state income tax benefit	13	3,398

Gross income tax (expense) benefit	(1,206)	2,833
Valuation allowance	(125)	(75)

Net income tax (expense) benefit	$(1,331)	$2,758

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

As of December 31, 2006, the Company had a net deferred tax asset of $2.6 million due to prior year losses by its taxable REIT subsidiary (“TRS”). Management believes that it is more likely than not that this deferred tax asset will be realized. There is a valuation allowance of $0.2 million for the state portion of this deferred asset because the realization is deemed to be less likely due to tax law changes.

The Company’s deferred tax assets and related valuation allowance consisted of the following for the years ending December 31, 2006 and 2005:

	2006	2005
State deferred tax asset	$357	$360
Federal deferred tax asset	2,438	3,038

Gross deferred tax asset	2,795	3,398
Valuation allowance	(200)	(75)

Net deferred tax asset	$2,595	$3,323

The Company had an income tax payable of $474 and $565, respectively as of December 31, 2006 and 2005.

	2006	2005
State and local income tax payable	$474	$565
Federal income tax payable	—	—

Income tax payable	$474	$565

The dividends paid to the holders of the preferred stock in 2006 are taxable as ordinary income and the dividends paid to the holders of common stock are deemed to be 80% taxable and 20% return of capital.

7.	Minority Interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on limited partnership percentage ownership for the period. Upon formation of the Company on October 1, 2004, the Company issued 5,566,352 units of limited partnership interest to affiliates, plus another 427,485 partnership units were issued on December 5, 2005 in exchange for the remaining 51% of the Embassy Suites Hotel Cincinnati–RiverCenter. An additional 250,000 partnership units were issued to the former owners of the Embassy Suites Hotel Denver International Airport on December 5, 2005, in compliance with the earn-out provisions in the original purchase agreement. Also 83,333 partnership units were issued to the former owners of the Embassy Suites Hotel Columbus/Dublin on July 24, 2006, in compliance with the earn-out provisions in the original purchase agreement. During 2006, 326,111 partnership units were redeemed in exchange for an equal amount of shares of common stock. This total of 6,001,059 of partnership units represents an approximate minority interest ownership of 25%. After a one-year holding period from the date of issuance, partnership units may be redeemed for the cash value of one share of our common stock or, at our sole option, one share of common stock.

8.	Related Party Transactions

Hotel Management Agreements—Nine of our hotels are subject to management agreements with Commonwealth Hotels, Inc. (“CHI”) and as such, the Company is obligated to pay monthly management fees equal to 2.50% of gross revenues in 2005, 2.75% in 2006, and 3.00% of gross revenues in 2007 and the years

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

thereafter. These management agreements are for a term of ten years, with a renewal option for one additional five-year period at the option of CHI. If the Company terminates a management agreement on any of the properties prior to its expiration, due to sale of the property, the Company may be required to pay a substantial termination fee. The Company’s Chairman is the majority shareholder in Commonwealth Hotels, Inc. Management and incentive fees earned by Commonwealth for the years ending December 31, 2006 and 2005 and the period from October 1, 2004 and ending December 31, 2004 were $2.8 million, $2.2 million and $0.6 million, respectively. The management and incentive fees expensed by the Predecessor for the period ending September 30, 2004 were $2.1 million. At December 31, 2006 and 2005, respectively, the Company owed Commonwealth $0.3 million and $0.2 million in management fees payable.

General Partner Compensation—Under an agreement with the Predecessor, the general partner (CPXR, a wholly owned subsidiary of Corporex) of the partnership that owned the Embassy Suites Hotel Cincinnati-RiverCenter (“CPXR”) received compensation in the amount of 0.25% of the value of the assets of the partnership at the end of the calendar year. Compensation expensed under this agreement for the period ending September 30, 2004, was $60. The compensation to be paid under this agreement was cancelled effective September 30, 2004.

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

Related Party Debt—The Company incurred interest expense for related party debt of $0.2 million and $0.3 million for the year ending December 31, 2005 and the period from October 1, 2004 through December 31, 2004, respectively. The Predecessor incurred interest expense for the related party debt of $0.7 million for the period ending September 30, 2004.

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

Leased Office Space—The Company’s headquarters are located in an office building that is owned by the Company’s Chairman and affiliates and the Company’s Chief Executive Officer. We entered into a lease for this office space subsequent to the offering at terms approximating the fair market value. We are obligated to pay $0.6 million in rent over a ten-year period, or on average, approximately (in thousands) $5 per month. In addition to the rent payments we will also be subject to a common area maintenance fee allocation related to this office space. During 2006 and 2005, we incurred approximately $0.1 million per year in rental and common area maintenance fees relating to this lease.

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

These franchise agreements expire beginning in 2010 through 2026. When the term of a franchise expires, the franchisor has no obligation to issue a new franchise. The loss of a franchise could have a material adverse effect on the operations or the underlying value of the affected hotel because of the loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. The loss of a franchise could also have a material adverse effect on cash available for distribution to stockholders. In addition, if the Company terminates a franchise prior to its expiration date, the Company would be required to pay a termination fee.

Hyatt Regency Rochester Management Agreement—The Hyatt Regency Rochester is managed under an agreement with the Hyatt Corporation that expires in 2022. Under the terms of this agreement the Hyatt Corporation receives a base management fee equal to 4% of the gross revenue of the hotel. Hyatt Corporation is also eligible to receive an incentive fee, payable in monthly installments, equal to the amount by which 20% of the profit for a fiscal year exceeds the base fee for that fiscal year. The Company paid incentive fees to Hyatt of $71, $61 and $0 for the years ended December 31, 2006 and 2005 and the period from October 1, 2004 to December 31, 2004, respectively. The Predecessor paid incentive fees to Hyatt of $32 for the period from January 1, 2004 to September 30, 2004.

Management Fees—All of our hotels, except the Hyatt Regency Rochester, the Hilton Glendale, the Embassy Suites Hotel Boston and the Embassy Suites Hotel and Casino San Juan, are subject to management agreements with Commonwealth (which is 85% owned by our Chairman, William P. Butler) and as such, the Company is obligated to pay monthly management fees equal to 2.50% of gross revenues in 2005, 2.75% in 2006, and 3.00% of gross revenues in 2007 and the years thereafter. Commonwealth is also eligible under certain conditions to receive incentive fees. These management agreements have ten-year terms, with a renewal option for one additional five-year period. If the Company terminates a management agreement on one of our properties prior to its expiration, due to sale of the property, the Company may be required to pay a substantial termination fee. The Company expensed $2.8 million, $2.2 million and $0.6 million under these agreements for the years ended December 31, 2006 and 2005 and for the period from October 1, 2004 through December 31, 2004, respectively. The Predecessor expensed $2.1 million for the period ending September 30, 2004. Included in these amounts expensed by the Company were incentive fees of $77, $16 and $0 for the years ended December 31, 2006 and 2005 and the period from October 1, 2004 to December 31, 2004, respectively. Incentive fees of $368 were expensed by the Predecessor for the period from January 1, 2004 to September 30, 2004 and were included in management fees.

Leases—The Embassy Suites Hotel Cincinnati–RiverCenter is subject to a lease agreement for hotel building “air rights” with the City of Covington, Kentucky. The hotel “air rights” lease agreement requires the payment of 5% of the amount by which room revenue exceeds $4.5 million in a twelve-month period. The rent year commences June of each year. The Company can elect to convert this rent year to a calendar year whereby the $4.5 million would be prorated for the first year calculation. The Company has not made this calendar year election. The “air rights” lease agreement expires in June 2015 and has five consecutive automatic renewal options of 25 years each unless the Company gives written notice to the City that it is not renewing the lease. The Company incurred rent expense (in thousands) of approximately $0.2 million,

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

$0.2 million and $0.1 million for the years ended December 31, 2006 and 2005 and for the period from October 1, 2004 to December 31, 2004, respectively. Rent expense incurred by the Predecessor for the period ended September 30, 2004 was approximately $0.2 million.

The Cincinnati Landmark Marriott is subject to a lease agreement for hotel building “air rights” with The Commonwealth of Kentucky. The hotel “air rights” lease agreement requires no further payments for the entire term of the lease. The “air rights” lease expires on January 3, 2093, but may be extended to 2143.

The Hyatt Regency Rochester is owned pursuant to a ground lease with the County of Monroe Industrial Development Agency that expires in 2020, at which time we can purchase the property for $1.00.

The Embassy Suites Boston at Logan International Airport is owned pursuant to a ground lease with Yebba Brothers LLC that expires in 2099. The annual base lease payment is $0.6 million with an additional percentage rent feature that begins in 2009.

The Company has entered into other non-cancelable operating leases related to certain equipment and facilities. As of December 31, 2006, future minimum annual commitments for non-cancelable operating lease agreements are as follows (in thousands):

Operating Leases
2007	$246
2008	150
2009	89
2010	82
2011	72
Thereafter	201

Total future minimum operating lease payments	$840

Employment Agreements—The Company has entered into employment agreements with the Senior Vice President-Acquisitions, Chief Financial Officer and the Chief Executive Officer, which provide for minimum annual base salaries, other fringe benefits, and non-compete clauses as determined by the Company’s Board of Directors. The agreements have terms expiring May 2008, May 2008 and October 2009, respectively.

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

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

As of December 31, 2006 the carrying values of the variable rate notes payable, and capital leases payable approximate their fair values because the interest rates on these on these financial instruments are variable or approximate current interest rates charged on similar financial instruments. We believe that the book value of the $163.8 million of fixed rate debt, which has a weighted average interest rate of 5.46% at December 31, 2006, approximates the fair value of the debt.

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

On March 8, 2006, our Board of Directors declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on April 17, 2006 to holders of record as of March 31, 2006. The total amount of the dividends paid to holders of our common stock was $3.1 million and $1.0 million was paid to holders of operating partnership units.

On March 8, 2006, Eagle declared a quarterly dividend of $0.515625 per 8 1/4% Series A Cumulative Redeemable Preferred Share for the period ended March 31, 2006 to holders of record as of March 16, 2006. The total amount of dividends paid to holders of the preferred shares was $2.1 million and was paid on March 31, 2006.

On June 2, 2006, Eagle declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on July 14, 2006, to holders of record as of June 30, 2006. The total amount of the dividends paid to holders of our common stock was $3.1 million and $1.0 million was paid to holders of operating partnership units.

On June 2, 2006, Eagle declared a quarterly dividend of $0.515625 per 8 1/4% Series A Cumulative Redeemable Preferred Share for the period ended June 30, 2006 to holders of record as of June 15, 2006. The total amount of dividends paid to holders of the preferred shares was $2.1 million and was paid on June 30, 2006.

On July 21, 2006, we completed the acquisition of the 273-room Embassy Suites Boston at Logan International Airport for $53.4 million. The hotel is subject to a 90-year ground lease. This hotel is managed by Prism Hotels & Resorts. The allocation of the purchase price is preliminary. This acquisition was funded via our $110 million unsecured credit facility, having an interest rate of 200 basis points over 30-day LIBOR. The credit facility was also amended to delay the phase-in of a stricter financial covenant to provide us with balance sheet flexibility during 2006 and the first quarter of 2007. Effective with this amendment, our senior unsecured credit facility now requires that the ratio of our total debt to total asset value as defined in the agreement not exceed 58% through December 31, 2006, 55% from the period January 1, 2007 through March 31, 2007 and 53% thereafter.

On September 1, 2006, Eagle declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on October 16, 2006, to holders of record as of September 29, 2006. The total amount of the dividends paid to holders of our common stock was $3.1 million and $1.0 million was paid to holders of operating partnership units.

On September 1, 2006, Eagle declared a quarterly dividend of $0.515625 per 8 1/4% Series A Cumulative Redeemable Preferred Share for the period ended September 30, 2006 to holders of record as of September 14, 2006. The total amount of dividends paid to holders of the preferred shares was $2.1 million and was paid on September 29, 2006.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

On December 1, 2006, Eagle declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on January 16, 2007, to holders of record as of December 29, 2006. The total amount of the dividends paid to holders of our common stock was $3.0 million and $1.1 million was paid to holders of operating partnership units. This dividend is in “Accrued expenses” on the December 31, 2006 Balance Sheet. For federal income tax purposes this dividend will be treated as a distribution that occurred in 2007.

On December 1, 2006, Eagle declared a quarterly dividend of $0.515625 per 8 1/4% Series A Cumulative Redeemable Preferred Share for the period ended December 31, 2006 to holders of record as of December 14, 2006. The total amount of dividends paid to holders of the preferred shares was $2.1 million and was paid on January 2, 2007. This dividend is in “Accrued expenses” on the December 31, 2006 Balance Sheet. For federal income tax purposes this dividend will be treated as a distribution that occurred in 2007.

For the year ended December 31, 2006, Eagle granted approximately (in thousands) 52 shares of restricted stock (weighted average grant price of $8.63 per share), valued at approximately $0.5 million, under its LTIP and cancelled approximately 6 shares of restricted stock (weighted average grant price of $9.03 per share) due to the employee resignations, valued at $0.1 million. For the year ended December 31, 2005, Eagle granted approximately (in thousands) 45 shares of restricted stock (weighted average grant price of $9.51 per share), valued at approximately $0.4 million, under the Stock Plan and cancelled approximately 22 shares of restricted stock (weighted average grant price of $9.75 per share) due to the employee resignations, valued at $0.2 million. For the period from October 1, 2004 through December 31, 2004, the Company issued approximately (in thousands) 441 shares of restricted stock, valued at $4.3 million. There were no cancellations during this period.

For the years ended December 31, 2006 and 2005 and the period from October 1, 2004 to December 31, 2004, interest paid by the Company was approximately $13.5 million (net of $0.4 million of capitalized interest), $10.2 million (net of $0.2 million of capitalized interest) and $3.3 million, respectively. For the period from January 1, 2004 to September 30, 2004, interest paid by the Predecessor was approximately $7.6 million.

During the period ended September 30, 2004, EHP Burr Ridge, LLC, the entity that owns the Marriott Burr Ridge hotel, was deemed to have been contributed to the Predecessor. The Predecessor assumed the $22.8 million basis in the hotel, $12.2 million in debt and equity of $11.3 million.

Total dividends paid to holders of common stock and operating partnership units for the years ended December 31, 2006 and 2005 were $16.6 million and $20.5 million, respectively. Total dividends paid to holders preferred stock for the years ended December 31, 2006 and 2005 were $8.3 million and $4.5 million, respectively.

There were no dividends paid by the Company for the period from October 1, 2004 through December 31, 2004. The Predecessor paid distributions of $2.9 million for the period ending September 30, 2004.

12.	Segment Reporting

The Company presently operates in only one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotels through either acquisition or new development.

The Predecessor also only operated within the direct hotel investments segment.

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

13.	Long Term Debt

Long-term debt consisted of the following as of December 31, 2006 and 2005 ($000’s).

LONG-TERM DEBT

	As of December 31,
	2006	2005

First mortgage with a $58.0 million, 5.43% fixed rate traunche and a $23.8 million, LIBOR plus 1.75% variable rate traunche. The loan has a combined balloon payment of $75.0 million due at maturity in March 2010. Monthly interest only payments until March 2006; thereafter, total monthly interest and principal payments of approximately $499. The fixed traunche has a prepayment penalty of the greater of 1% of the outstanding balance or Yield Maintenance (1) 90 days prior to maturity. The variable traunche can be prepaid at anytime after March 2007 with no penalty. This loan is collateralized by all of the real and personal property at the Cincinnati Marriott Landmark, the Embassy Suites Hotel Tampa and the Embassy Suites Hotel Independence.

	80,877	81,800

First mortgage with monthly interest only payments with a fixed interest rate of 5.21%. Balloon payment due at maturity in July 2012. Defeasance is not permitted prior to July 2007, but the loan can be retired without penalty thereafter. The loan is collateralized by a real and personal property at the Hilton Glendale Hotel.	53,100	53,100

First mortgage with monthly interest only payments until April 2008, thereafter monthly interest and principal payment of $226. The loan has a fixed interest rate of 5.135%. Balloon payment of $35.0 million due at maturity in September 2012. Defeasance is not permitted prior to June 2007, but the loan can be retired without penalty thereafter. The loan is collateralized by a real and personal property at the Embassy Suites Hotel and Casino San Juan.	38,200	38,200

First mortgage payable in monthly installments of $130 principal and interest fixed 7.28%; due September 2008 with a balloon payment of $14,592, collateralized by the Hyatt Regency Rochester. Prepayment penalty of greater of 1% of outstanding principal balance or Yield Maintenance. (1)	15,328	15,746

Unsecured $110 million credit facility using six hotels as its borrowing base. Monthly interest only payments with a LIBOR-based variable interest rate. The variable spread at December 31, 2006, is 2.50% but varies based upon the Company’s leverage. Balloon payment of balance due at date of maturity, January 1, 2009. Under certain conditions, this credit facility can be increased to $200 million. This credit facility is not subject to prepayment penalties or limitations.	66,000	22,544

$67 loan on a shuttle van at the Marriott Burr Ridge. Monthly principal and interest payments of $2. Fixed interest rate of 5.1%. Due July 2007. There is no prepayment penalty for this loan.	14	37

Long-term Debt	$253,519	$211,427

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

(1)	Yield maintenance means a payment equal to the present value of the difference (if any) between the remaining scheduled payments of principal and interest and the remaining payments of principal, assuming the U.S. Treasury interest rate applicable to the date of each remaining principal payment.

The long term debt described above matures as follows:

2007	$1,696
2008	82,626
2009	2,118
2010	77,853
2011	862
Thereafter	88,364

$253,519

Restricted cash in the accompanying consolidated balance sheet consists primarily of escrow accounts required by the lenders and franchisors. The escrow reserves relate to the payment of capital expenditures, property insurance and real estate taxes.

Certain debt agreements have covenants that include maintaining a required debt service coverage ratio, maintaining furniture, fixtures and equipment reserves and levels of unrestricted liquidity by owners. Eagle was in compliance with all of these covenants as of December 31, 2006. As long as we are in compliance with these covenants, and the distributions are permitted by state law, there are no restrictions on the Eagle’s ability to make distributions to its stockholders.

14.	Selected Quarterly Financial Data (unaudited)

Selected quarterly financial data for the Company for the years ended December 31, 2006, 2005 and 2004 are below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue
2006	$35,158	$38,514	$38,245	$39,066	$150,983
2005	$21,703	$28,768	$33,206	$32,748	$116,425

2004	$18,590	$20,477	$22,006	$21,225	$82,298

Total operating expenses
2006	$29,396	$30,245	$31,771	$32,547	$123,959
2005	$20,280	$23,766	$28,605	$27,737	$100,388

2004	$15,809	$16,019	$18,076	$19,029	$68,933

Operating income
2006	$5,762	$8,269	$6,474	$6,519	$27,024
2005	$1,423	$5,002	$4,601	$5,011	$16,037

2004	$2,781	$4,458	$3,930	$2,196	$13,365

Net income available to common shareholders
2006	$389	$2,101	$404	$192	$3,086
2005	$645	$1,768	$227	$315	$2,955

2004	$(55)	$1,609	$986	$97	$2,637

Diluted earnings per share
2006	$0.02	$0.12	$0.02	$0.01	$0.17
2005	$0.03	$0.10	$0.01	$0.02	$0.16

2004	$—	$—	$—	$—	$—

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

15.	Subsequent Events

On January 29, 2007, Eagle Hospitality Properties Trust, Inc. issued a press release announcing that its Board of Directors has decided to explore strategic alternatives to enhance shareholder value, including a possible sale of the Company. As part of that process, the Board has formed a Special Committee, which has retained Morgan Stanley as financial advisor.

On January 16, 2007, the Company paid a cash dividend of $0.175 per share of common stock and operating partnership unit, for shareholders of record on December 29, 2006. The dividend was declared on December 1, 2006.

On January 2, 2007, the Company paid a cash dividend of $0.515625 per share of preferred stock, for shareholders of record on December 14, 2006. The dividend was declared on December 1, 2006.

16.	Retirement Plans

The Company began a 401(k) plan for qualified employees on July 1, 2005. The plan is subject to “safe harbor” provisions which require that the Company match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. All Company matching funds vest immediately in accordance with the “safe harbor” provisions and all full time employees who have attained the age of 21 are eligible to participate in the plan the first day of the fiscal quarter after they begin their employment. Contributions to the plan for the years ending December 31, 2006 and 2005 were $50 and $14, respectively.

The Predecessor participated in a 401(k) plan for qualified employees. The Predecessor matched 50% of employee contributions up to a total match of 6% of employee’s wages. Contributions to the plan for the period ending September 30, 2004 were $102. All employees with at least one year of service and who attained the age of 21 were eligible. Employees vested automatically with respect to employee contributions. Vesting for employer contributions, based on years of service.

17.	Business Combinations

Effective October 1, 2004, the Company acquired a 100% interest in eight hotels and a 49% percent interest in the Embassy Suites Cincinnati–RiverCenter, all of which were previously owned or controlled by Corporex. As we had the right and obligation to acquire the remaining 51% interest in the entity that owned the Embassy Suites Cincinnati-RiverCenter from William P. Butler, the Company’s Chairman, no later than January 31, 2006 in exchange for 427,485 operating partnership units, the assets, liabilities and operations of such entity were included in our consolidated financial statements in accordance with the provisions in Financial Interpretation 46(R). The Company exercised this right and acquired the remaining 51% interest in this hotel on December 5, 2005. The total consideration for the nine hotels, including the 427,485 operating partnership units issued for the 51% of the Embassy Suites Cincinnati–RiverCenter, was $317.7 million, plus $5.0 million of working capital, net of cash received.

In addition to the nine hotels acquired in conjunction with the initial public offering in 2004, we acquired the following hotels in 2005 and 2006:

•	the 270-room Embassy Suites Hotel Phoenix-Scottsdale for a net purchase price of $33.1 million on February 22, 2005;

•	the 351-room Hilton Glendale in Glendale, California for a net purchase price of $77.5 million on June 23, 2005;

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

•	the 299-room Embassy Suites Hotel and Casino San Juan in San Juan, Puerto Rico for a net purchase price of $60.2 million on June 28, 2005; and

•	the 273-room Embassy Suites Boston at Logan International Airport in Boston, Massachusetts for a net purchase price of $53.4 million on July 21, 2006.

The following condensed pro forma financial information is presented as if the Embassy Suites Boston at Logan International Airport had been acquired as of January 1, 2005:

	For the year ended December 31, (unaudited)
	2006	2005
Total revenues	$161,179	$129,016
Net income (loss) applicable to common shareholders	$437	$(202)
Net income (loss) applicable to common shareholders per weighted average share basic and diluted	$0.02	$(0.01)
Weighted average basic shares outstanding	17,552	17,127
Weighted average fully diluted shares outstanding	23,527	23,142

18.	Hotel Expenses

Below is a listing of the significant hotel operating expenses, including the management fees for a related party for the Company for the years ended December 31, 2006 and 2005 and the combined amounts for the Company and Predecessor for the year ended December 31, 2004

Hotel Operating Expenses	Company 2006	Company 2005	Company and Predecessor 2004
Front office and housekeeping	$24,686	$19,733	$14,631
Food and beverage	23,156	18,300	12,940
General and administrative	11,425	8,839	6,067
Marketing	10,732	8,402	5,809
Property taxes	5,826	5,153	3,606
Energy	6,002	5,025	3,753
Other	7,301	4,597	3,428
Repairs and maintenance	4,938	4,004	2,950
Franchise fees	3,688	3,032	2,459

Hotel Operating Expense	$97,754	$77,085	$55,643
Management fees—Related Party	2,811	2,218	2,730

Total Hotel Operating Expense	$100,565	$79,303	$58,373

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

19.	Earnings Per Common Share

The computation of basic and diluted earnings per common share is presented below:

	Year Ended December 31, 2006	Year Ended December 31, 2005	October 1, to December 31, 2004
Numerator:
Net income available to common shareholders before dividends paid on unvested restricted shares	$3,086	$2,955	$97
Dividends paid on unvested restricted shares	(142)	(265)	—

Net income available to common shareholders after dividends paid on unvested restricted shares	2,944	2,690	97
Portion of income allocable to minority interest	$1,040	$1,060	$33

Net income available to common shareholders and operating partnership unitholders after dividends paid on unvested restricted shares	$3,984	$3,750	$130

Denominator:
Weighted average number of common shares—basic	17,552,461	17,126,932	16,917,373
Dilutive effect of unvested restricted shares	2,384	272	—
Weighted average number of operating partnership units	5,971,843	6,014,671	5,993,837

Weighted average number of common shares and operating partnership units—diluted	23,526,688	23,141,875	22,911,210

Basic Earnings Per Common Share:	$0.17	$0.16	$0.01

Diluted Earnings Per Common Share:	$0.17	$0.16	$0.00

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

For the period ending December 31, 2006 (000’s)

		Initial Costs to Company			Cost Capitalized Subsequent to Acquisition
Description	Encumbrances	Leasehold Air Rights	Land	Building and Improvements, etc.	Land Improvements	Building and Improvements, etc.	Carrying Costs at Close of Period
Embassy Independence	$22,646	$—	$3,466	$25,113	$80	$5	$28,664
Embassy Dublin	—	—	2,703	24,792	—	103	27,598
Embassy Denver	—	—	1,631	19,943	—	853	22,427
Embassy Rivercenter	—	—	—	8,829	6	1,023	9,858
Embassy Tampa	18,602	—	1,403	19,192	—	2,738	23,333
Marriott RiverCenter	39,629	6,100	—	41,096	—	21	47,217
Marriott Burr Ridge	—	—	1,880	19,471	—	24	21,375
Hilton CVG	—	—	1,088	8,909	(12)	2,068	12,053
Hyatt Rochester	15,328	—	1,612	21,472	—	792	23,876
Embassty Phoenix	—	—	2,154	27,881	—	282	30,317
Hilton Glendale	53,100	—	5,600	71,274	—	(1,896)	74,978
Embassy San Juan	38,200	—	9,800	48,757	—	—	58,557
Embassy Boston	—	—	0	48,474	—	—	48,474

Totals	$187,505	$6,100	$31,337	$385,203	$74	$6,013	$428,727

	Gross Amount at Which Carried at Close of Period							Life on Which Depreciation in Latest Income Statements is Computed
Description	Leasehold Air Rights	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Embassy Independence	$—	$3,546	$25,118	$28,664	$1,465		October-04	Bldg & Impr. 5-40yrs
Embassy Dublin	—	2,703	24,895	27,598	1,446		October-04	Bldg & Impr. 5-40yrs
Embassy Denver	—	1,631	20,796	22,427	1,182		October-04	Bldg & Impr. 5-40yrs
Embassy Rivercenter	—	6	9,852	9,858	619		October-04	Bldg & Impr. 5-40yrs
Embassy Tampa	—	1,403	21,930	23,333	1,400		October-04	Bldg & Impr. 5-40yrs
Marriott RiverCenter	6,100	—	41,117	47,217	2,409		October-04	Bldg & Impr. 5-40yrs
Marriott Burr Ridge	—	1,880	19,495	21,375	1,138		October-04	Bldg & Impr. 5-40yrs
Hilton CVG	—	1,076	10,977	12,053	792		October-04	Bldg & Impr. 5-40yrs
Hyatt Rochester	—	1,612	22,264	23,876	1,289		October-04	Bldg & Impr. 5-40yrs
Embassty Phoenix	—	2,154	28,163	30,317	1,387		February-05	Bldg & Impr. 5-40yrs
Hilton Glendale	—	5,600	69,378	74,978	2,914		June-05	Bldg & Impr. 5-40yrs
Embassy San Juan	—	9,800	48,757	58,557	1,979		June-05	Bldg & Impr. 5-40yrs
Embassy Boston	—	—	48,474	48,474	622		July-06	Bldg & Impr. 5-40yrs

Totals	$6,100	$31,411	$391,216	$428,727	$18,642

EAGLE HOSPITALITY PROPERTIES TRUST, INC. AND PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT—(Continued)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

Company for the periods ending December 31, 2006 and 2005 and the period from

October 1, 2004 (Inception) to December 31, 2004

Predecessor for period ending September 30, 2004

	Period ended
	The Company		The Predecessor
	December 31, 2005	December 31, 2005	December 31, 2004	September 30, 2004
Investment in real estate:
Balance at beginning of year	$380,077	$208,678	$208,620	$171,501
Additions through cash expenditures	48,650	171,399	58	19,960

Balance at end of year	$428,727	$380,077	$208,678	$191,461

Accumulated Depreciation
Balance at beginning of year	$8,915	$1,560	$—	$21,322
Depreciation expense	9,727	7,355	1,560	4,048

Balance at end of year	$18,642	$8,915	$1,560	$25,370

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

By:	/S/ J. WILLIAM BLACKHAM
J. William Blackham
President and Chief Executive Officer

DATED: FEBRUARY 21, 2007

By:	/S/ RAYMOND D. MARTZ
Raymond D. Martz
Chief Financial Officer
(Principal Accounting Officer)

DATED: FEBRUARY 21, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM P. BUTLER William P. Butler	Chairman of the Board of Director	February 21, 2007

/S/ J. WILLIAM BLACKHAM J. William Blackham	President, Chief Executive Officer, and Director	February 21, 2007

/S/ ROBERT J. KOHLHEPP Robert J. Kohlhepp	Director	February 21, 2007

/S/ FRANK C. MCDOWELL Frank C. McDowell	Director	February 21, 2007

/S/ LOUIS D. GEORGE Louis D. George	Director	February 21, 2007

/S/ THOMAS R. ENGEL Thomas R. Engel	Director	February 21, 2007

/S/ THOMAS E. COSTELLO Thomas E. Costello	Director	February 21, 2007

/S/ THOMAS E. BANTA Thomas E. Banta	Director	February 21, 2007

/S/ PAUL S. FISHER Paul S. Fisher	Director	February 21, 2007