Form 10-Q
period 2007-03-31
Eagle Hospitality Properties Trust, Inc.
filed 2007-05-08
CIK 1289169

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission file number: 001-32279

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

(Exact name of registrant specified in its charter)

Maryland	55-0862656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 E. RiverCenter Blvd., Suite 480, Covington, KY

(Address of principal executive office)

41011

(Zip Code)

(859) 581-5900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Outstanding as of March 31, 2007
Common stock, $.01 par value	18,011,926
8 1/4% Series A Cumulative Redeemable Preferred Shares, $.01 par value	4,000,000

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

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2007

PART I

Item 1.	Financial Statements.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

($000’s omitted)

	(Unaudited) March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$6,378	$3,749
Restricted cash - real estate tax escrows	503	465
Restricted replacement reserves	2,290	2,645
Accounts receivable, net	6,342	6,447
Due from affiliates, net	—	—
Inventories	623	624
Deferred income taxes	2,714	2,595
Deferred franchise fees and loan fees, net	2,704	2,883
Prepaid expenses and other assets	1,991	2,625
Investment in hotel properties, net	437,135	439,693

Total assets	$460,680	$461,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Notes payable	$258,522	$253,519
Capital Lease Obligations	32	44
Income tax payable	528	474
Accounts payable	3,151	3,869
Due to affiliates, net	492	421
Dividends and distributions payable	6,240	6,220
Accrued expenses	10,927	10,327
Advance deposits	933	1,899

Total liabilities	$280,825	$276,773

Minority interest	8,291	9,814
SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 8.25% Series A - 4,000,000 issued and outstanding at March 31, 2007 and March 31, 2006	$40	$40
Common stock, $0.01 par value, 100,000,000 shares authorized, 17,694,309 and 17,704,863 shares issued and outstanding at March 31, 2007 and March 31, 2006, respectively	178	177
Additional paid-in capital	196,797	196,400
Deferred compensation	—	—
Accumulated other comprehensive income	—	—
(Dividends in excess of accumulated earnings)	(25,451)	(21,478)

Total shareholders’ equity	$171,564	$175,139

Total liabilities and shareholders’ equity	$460,680	$461,726

See notes to consolidated financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(unaudited, 000’s omitted, except per share amounts)

	2007	2006
Revenues:
Rooms department	$26,843	$24,299
Food and beverage department	8,497	7,998
Lease income	1,759	1,398
Other operating departments	1,539	1,463

Total revenue	38,638	35,158
Expenses:
Rooms department	6,260	6,081
Food and beverage department	5,668	5,216
Other operating departments	841	778
Selling, general and administrative expense	14,053	11,672
Depreciation and amortization	4,964	4,066
Corporate general and administrative	2,227	1,583

Total operating expenses	34,013	29,396

Net Operating Income	4,625	5,762

Interest expense	(3,736)	(2,898)
Interest income	59	77
Other income	—	2

Income before minority interest and provision for income taxes	948	2,943

Income tax (benefit) expense	(24)	363
Minority interest (benefit) expense	(269)	128

Net income	$1,241	$2,452
Distributions to preferred shareholders	(2,062)	(2,063)

Net (loss) income available to common shareholders	$(821)	$389

Unrealized gain on marketable securities	—	9

COMPREHENSIVE (LOSS) INCOME	$(821)	$398

Basic (loss) income per share	$(0.05)	$0.02
Diluted (loss) income per share	$(0.05)	$0.02
Weighted average basic shares outstanding	17,694	17,493
Weighted average diluted shares outstanding	23,613	23,461

See notes to consolidated financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(unaudited, $000’s Omitted)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Dividends in Excess of Accumulated in Earnings	Total
Balance at December 31, 2006	$40	$177	$196,400	$(21,478)	$175,139
Common dividends paid, $0.175 per share	—	—	—	(3,152)	(3,152)
Preferred dividends declared, $0.515625 per share	—	—	—	(2,062)	(2,062)
Operating partnership unit redemption	—	1	227	—	228
Forfeiture of restricted stock	—	—	(7)	—	(7)
Stock-based compensation	—	—	177	—	177
Net Income	—	—	—	1,241	1,241

Balance at March 31, 2007	$40	$178	$196,797	$(25,451)	$171,564

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2007 and 2006

(unaudited, $000’s omitted)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,241	$2,452
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(119)	292
Depreciation	4,792	3,893
Amortization of deferred loan fees and franchise rights	179	180
Stock based compensation	177	136
Minority interest	(269)	128
Changes in assets and liabilities:
Restricted cash - real estate tax escrows		(264)
Accounts receivables	594	260
Inventory, prepaid expenses, and other assets	494	309
Due to affiliates	71	149
Accounts payable, accrued expenses and advance deposits	(1,331)	1,385

Net cash provided by operating activities	$5,829	$8,920
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of hotel properties	—	—
Capital expenditures	(2,234)	(2,203)
Restricted cash - replacement reserves	(37)	1,925

Net cash used in investing activities	$(2,271)	$(278)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing	—	—
Cash paid for financing fees	—	—
Debt principal payments	(426)	(111)
Credit facility borrowings	14,500	6,500
Credit facility payments	(8,750)	(8,500)
Payment of related party loan	—	—
Payment on capital lease obligations	(12)	(18)
Payments of preferred dividends	(2,062)	(2,063)
Payments of common dividends and distributions	(4,178)	(4,142)

Net cash used in financing activities	$(928)	$(8,334)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$2,630	$308
CASH AND CASH EQUIVALENTS, beginning of period	3,749	8,628

CASH AND CASH EQUIVALENTS, end of period	$6,379	$8,936

See notes to consolidated financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (unaudited)

1. BACKGROUND

Eagle Hospitality Properties Trust, Inc., a Maryland corporation (together with its subsidiaries “Eagle”, “Company”, “We”, “Us” or “Our”), is a self-advised real estate investment trust (“REIT”) formed to pursue investment opportunities in the full-service and all-suites hotel industry. As of March 31, 2007, Eagle’s portfolio consists of thirteen full-service and all-suites hotels under the Embassy Suites, Marriott, Hilton and Hyatt brands.

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

Taxable REIT Subsidiaries

EHP TRS Holding Co., Inc. (“EHP TRS”), our taxable REIT subsidiary, was incorporated as a Maryland corporation. Each of our hotel properties, except the Embassy Suites San Juan Hotel, is leased to a wholly owned subsidiary of EHP TRS, which engages independent hotel management companies to manage and operate the hotels under management contracts. Lease revenue from EHP TRS and its wholly owned subsidiaries is eliminated in consolidation. Under applicable REIT tax rules, neither we nor our operating partnership can directly undertake the daily management activities of our hotels. Therefore, our principal source of funds is dependent on EHP TRS’s ability to generate cash flow from the operation of the hotels. EHP TRS pays income taxes at regular corporate rates on its taxable income. The Embassy Suites San Juan is leased to an unaffiliated lessee and the only income that we recognize in relation to this hotel is the lease income paid by the lessee.

2. BUSINESS COMBINATIONS

On February 24, 2005, we completed the acquisition of the 270-room Embassy Suites Phoenix-Scottsdale for $33.1 million. This hotel is managed by Commonwealth Hotels, Inc. (“Commonwealth Hotels”).

On June 23, 2005, we completed the acquisition of the 351-room Hilton Glendale in Glendale, California (“Hilton Glendale”) for $77.5 million. The previous owner of the Hilton Glendale had a loan with the Glendale Redevelopment Agency (“GRA”). This loan had a participating feature in which the GRA would receive 1.5% of revenues above certain thresholds through 2018 and 2.0%, thereafter. Although the loan was paid off by the previous owner at the time we purchased the hotel we remain subject to the participating feature though we do not anticipate the participation payments to materially affect our financial statements in the near term. This hotel is managed by Hilton Hotels Corporation.

On June 28, 2005, we completed the acquisition of the 299-room Embassy Suites San Juan Hotel and Casino in Isla Verde Carolina, Puerto Rico for $60.2 million. This hotel is leased to a third party tenant who pays a monthly base rent of $574,000 (effective January 2007, previously the monthly base rent was $450,000), plus additional rent based upon hotel revenues. This hotel is managed by Hilton Hotels Corporation.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Eagle believes that all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. In addition, Eagle’s operations have historically been seasonal as certain properties experience higher occupancy rates during the different months of the year. This seasonality pattern can be expected to cause fluctuations in Eagle’s operating results. Consequently, operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Eagle accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”. In connection with Eagle’s formation, Eagle established the LTIP. The Company has issued a net total of 631,066 shares of restricted stock under the LTIP to its executives, directors, and certain employees of the Company, the Predecessor and its affiliates. The vesting periods for these shares range from one to five years. Such shares are charged to compensation expense on a straight-line basis over the requisite service period based on the price on the date of issuance. For the three-month periods ending March 31, 2007 and 2006, respectively, the Company incurred total compensation expense of $0.2 million and $0.1 million related to these restricted shares. Under the LTIP, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. At March 31, 2007, no performance-based stock awards have been issued other than the restricted stock discussed above. The amount of shares available for issuance under this plan increased by 46,168 shares on January 1, 2007, pursuant to the provisions of the plan. At March 31, 2007, the Company had approximately 535,114 remaining shares available for future issuance under the LTIP.

A summary of the Company’s nonvested shares as of March 31, 2007 is as follows:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2007	185,183	$9.41
Granted	119,886	$10.18
Vested	(9,994)	$8.72

Nonvested at March 31, 2007	295,075	$9.74

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

	Period Ended March 31, 2007	Period Ended March 31, 2006
Numerator:
Net (loss) income available to common shareholders before dividends paid on unvested restricted shares	$(821)	$389
Dividends paid on unvested restricted shares	(52)	(28)

Net (loss) income available to common shareholders after dividends paid to on unvested restricted shares	(873)	361
Portion of (loss) income allocable to minority interest	$(269)	$128

Net (loss) income available to common shareholders and operating partnership unitholders after dividends paid on unvested restricted shares	$(1,142)	$489

Denominator:
Weighted average number of common shares—basic	17,694,309	17,492,425
Dilutive effect of unvested restricted shares	10,847	548
Weighted average number of operating partnership units	5,908,291	5,967,527

Weighted average number of common shares and operating partnership units—diluted	23,613,447	23,460,500

Basic (loss) earnings per common share:	$(0.05)	$0.02

Diluted (loss) earnings per common share:	$(0.05)	$0.02

5. MINORITY INTEREST

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on limited partnership percentage ownership for the period. Upon formation of the Company on October 1, 2004, the Company issued 5,566,352 units of limited partnership interest to affiliates, plus another 427,485 partnership units were issued on December 5, 2005 in exchange for the remaining 51% of the Embassy Suites Hotel Cincinnati – RiverCenter. An additional 250,000 partnership units were issued to the former owners of the Embassy Suites Hotel Denver International Airport on December 5, 2005, in compliance with the earn-out provisions in the original purchase agreement. An additional 83,333 partnership units were issued to the former owner of the Embassy Suites Hotel Columbus/Dublin on July 24, 2006, in compliance with the earnout provisions of the original purchase agreement. After a one-year holding period from the date of issuance, partnership units may be redeemed for the cash value of one share of our common stock or, at our sole option, one share of common stock. During the three month period ended March 31, 2007 and 2006, respectively, 139,152 and 276,310 partnership units were redeemed in exchange for an equal number of shares of our common stock. As of March 31, 2007 there are 5,861,907 partnership units outstanding which represent an approximate minority interest ownership of 25%. These exchanges are non-cash items.

6. DEBT

Eagle’s notes payable as of March 31, 2007 are as follows:

Properties Collateralized	Amount	Interest Rate
Cincinnati Landmark Marriott, Embassy Suites Hotel Cleveland/Rockside and Embassy Suites Hotel Tampa Airport/Westshore	$80,249	5.43%
Hyatt Regency Rochester	15,215	7.28%
Embassy Suites Hotel & Casino San Juan	38,200	5.14%
Van Loan	8	5.10%
Hilton Glendale	53,100	5.21%

Fixed Debt	186,772	5.46%

US Bank Credit Facility	71,750	7.82%

Variable Debt	71,750	7.82%

Total Debt and Wgt Avg Cost of Debt	$258,522	6.11%

LIBOR 30-day rate at 3/31/07		5.320%

Total debt maturities, including capital lease obligations, as of March 31, 2007 were as follows ($000s):

2007	$1,296
2008	88,383
2009	2,118
2010	77,531
2011	862
Thereafter	88,364

Total	$258,554

7. RELATED PARTY TRANSACTIONS

Hotel Management Agreements - Nine of our hotels are subject to management agreements with Commonwealth Hotels. Under these agreements, Eagle is obligated to pay monthly management fees equal to 2.75% in 2006 and 3.00% of gross revenues in 2007 and the years thereafter. Incentive fees may also be earned upon meeting certain net operating income thresholds. These management agreements have ten-year terms, with a renewal option for one additional five-year period. If Eagle terminates a management agreement on any of the properties prior to its expiration, due to sale of the property, Eagle may be required to pay a substantial termination fee. Eagle’s Chairman is the majority shareholder in Commonwealth Hotels. Management fees earned by Commonwealth Hotels for the three months ending March 31, 2007 and 2006, respectively, were $0.8 million and

$0.7 million. At March 31, 2007 and December 31, 2006, respectively, Eagle owed Commonwealth Hotels $0.4 million and $0.3 million in management fees payable.

Strategic Alliance Agreement – Eagle has entered into a Strategic Alliance Agreement (“SAA”) with Corporex and affiliated parties. The SAA provides Eagle with the right of first refusal for development opportunities with Corporex and affiliates, as well as a non-compete clause for markets in which we own or have an investment. The agreement expires October 1, 2014.

Leased Office Space – Eagle’s headquarters are located in an office building that is owned by a limited partnership in which Eagle’s Chairman and Chief Executive Officer are limited partners. We entered into a lease for this office space subsequent to our IPO at terms approximating the fair market value. We are obligated to pay $0.6 million in rent over a ten-year period, or on average, approximately $5,000 per month. The expense of this lease is being recognized on a straight-line basis. In addition to the rent payments, we will also be subject to a common area maintenance fee allocation related to this office space of approximately $2,000 per month. Eagle believes the lease payments do not exceed market value.

8. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

On March 2, 2007, Eagle declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on April 16, 2007, to holders of record as of March 30, 2007. The total amount of the dividends paid to holders of our common stock was $3.2 million and $1.0 million was paid to holders of operating partnership units.

On March 2, 2007, Eagle declared a quarterly dividend of $0.515625 per 8.25% Series A Cumulative Redeemable Preferred Share for the period ended March 31, 2007 to holders of record as of March 16, 2007. The total amount of dividends paid to holders of the preferred shares was $2.1 million and was paid on April 2, 2006.

During the three months ended March 31, 2007, 139,152 operating partnership units were redeemed for an equal number of common shares. These redemptions are non-cash items. As of March 31, 2007, there were 5,861,907 operating partnership units outstanding.

Interest paid by Eagle during the three months ended March 31, 2007 and 2006, respectively, was $3.8 million and $2.8 million.

During the three months ended March 31, 2007, Eagle granted approximately 120,000 shares of restricted stock, valued at approximately $1,220,000 under its LTIP and cancelled approximately 608 shares of restricted stock valued at approximately $7,000. During the three months ended March 31, 2006, Eagle granted 49,000 shares valued at approximately $424,000 under its LTIP and cancelled approximately 3,000 shares of restricted stock due to employee resignations, valued at approximately $30,000.

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

The Company had a net tax (benefit)expense of $(24) and $363, respectively, for the three month periods ending March 31, 2007 and 2006.

	2007	2006
Current
State and local income tax expense	$65	$71

Federal income tax expense	30	—

	95	71
Deferred
State and local income tax (benefit) expense	(4)	49
Federal income tax (benefit) expense	(115)	243

Net income tax (benefit) expense	$(24)	$363

The Company’s deferred tax asset related to its taxable REIT subsidiary (“TRS”) consisted of the following for the periods ending March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
State deferred tax asset	$367	$357
Federal deferred tax asset	2,553	2,438

Gross deferred tax asset	2,920	2,795
Valuation allowance	(206)	(200)

Net deferred tax asset	$2,714	$2,595

The Company had an income tax payable of $528 and $474, respectively as of March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006
State and local income tax payable	$528	$474
Federal income tax payable	—	—

Income tax payable	$528	$474

10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

11. COMMITMENTS AND CONTINGENCIES

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

12. COMPREHENSIVE INCOME

For the three months ended March 31, 2007 and 2006, respectively, there was a comprehensive loss of ($821,000) and comprehensive income of $398,000.

13. STRATEGIC ALTERNATIVES

On January 29, 2007, Eagle Hospitality Properties Trust, Inc. issued a press release announcing that its Board of Directors has decided to explore strategic alternatives to enhance shareholder value, including a possible sale of the Company. As part of that process, the Board has formed a Special Committee, which has retained Morgan Stanley as financial advisor.

14. SUBSEQUENT EVENTS

On April 10, 2007, Eagle Hospitality Properties Trust, Inc. amended the employment agreements of two of its executive officers, Raymond D. Martz, Chief Financial Officer, Treasurer and Secretary, and Brian Guernier, Senior Vice President – Acquisitions.

On April 30, 2007 Eagle Hospitality Properties Trust, Inc. announced that it has entered into a definitive agreement to be acquired by AP AIMCAP, a joint venture of Apollo Real Estate Investment Fund V L.P., Aimbridge Hospitality, L.P., and JF Capital Advisors, LLC for $13.35 per share and operating partnership unit in cash. The transaction, which is subject to Eagle common stockholder approval and other customary closing conditions, is expected to be completed in the third quarter of 2007. Eagle intends to continue to pay its quarterly common dividend, prorated through the closing of the transaction. The transaction is not contingent upon AP AIMCAP obtaining financing.

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

The forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our common stock. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•

The factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” “Business,” and “Properties;”

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

RESULTS OF OPERATIONS

OVERVIEW

Eagle Hospitality Properties Trust, Inc., a Maryland corporation (together with its subsidiaries “Eagle” or “Company”), is a self-advised real estate investment trust (“REIT”) formed to pursue investment opportunities in the full-service and all-suites hotel industry. As of March 31, 2007, Eagle’s portfolio consists of thirteen full-service and all-suites hotels under the Embassy Suites, Marriott, Hilton and Hyatt brands.

The first three months of 2007 saw a modest improvement in RevPAR over 2006 due to decreased group demand and uneven transient demand. The transient demand was impacted by weather issues experienced throughout much of the country during the first quarter. Also, the Company’s results were impacted by increased employee costs at most of our hotels due to market and inflationary pressures.

For the first quarter of 2007, the Company had a net loss available to common shareholders of ($0.8) million, or ($0.05) per diluted share. FFO was $3.7 million and EBITDA was $9.6 million. RevPAR was $92.71.

FIRST QUARTER HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2007

Refer to the “Results of Operations” section below for discussion of our first quarter 2007 results compared to 2006 results.

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

As a result of lower than projected group demand along with uneven transient demand our hotels saw a modest RevPAR increase of 1.1%, from $91.71 for the first three months of 2006 to $92.71 for the first three months of 2007. The hotel occupancy decreased by 7.2% to 64.9% and the ADR improved 9.0% to $142.91.

On March 2, 2007, Eagle declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on April 16, 2007, to holders of record as of March 30, 2007. The total amount of the dividends paid to holders of our common stock was $3.2 million and $1.0 million was paid to holders of operating partnership units.

On March 2, 2007, Eagle declared a quarterly dividend of $0.515625 per 8.25% Series A Cumulative Redeemable Preferred Share for the period ended March 31, 2007 to holders of record as of March 16, 2007. The total amount of dividends paid to holders of the preferred shares was $2.1 million and was paid on April 2, 2007.

Interest paid by Eagle during the three months ended March 31, 2007 and 2006, respectively, was $3.8 million and $2.8 million.

During the three months ended March 31, 2007, Eagle granted approximately 120,000 shares of restricted stock, valued at approximately $1,220,000 under its LTIP and cancelled approximately 608 shares of restricted stock valued at approximately $7,000. During the three months ended March 31, 2006, Eagle granted 49,000 shares valued at approximately $424,000 under its LTIP and cancelled approximately 3,000 shares of restricted stock due to employee resignations, valued at approximately $30,000.

During the three months ended March 31, 2007 and 2006, respectively, 139,152 and 276,310 partnership units were redeemed in exchange for an equal number of shares of our common stock. These exchanges are non-cash items. As of March 31, 2007, there are 5,861,907 partnership units outstanding which represent an approximate minority interest ownership of 25%.

Management expects improved portfolio performance during the remainder of 2007 based on a rebound in group demand and steadier transient demand. However, we anticipate that the rate of growth is likely to be lower in 2007 than it was in 2006. This is due in large part to the difficult comparables created by the strong 2006 convention year in many of the markets in which we compete. We anticipate the continuing increase in employee costs due to market and inflationary pressures. Management expects to see revenue increases in the remainder of 2007 over 2006 for the following reasons:

•	Continued market share gains at the Embassy Suites Boston at Logan International Airport.

•	Improved sales staffing at several of our hotels.

•	Aggressive asset and revenue management.

•	Hotel performance improvements following capital improvements made in 2005 and 2006.

This foregoing forward-looking statement is subject to risks and uncertainties. For more information, see the introductory paragraphs of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

CRITICAL ACCOUNTING POLICIES

There were no changes to the critical accounting policies and estimates made by management in the three months ended March 31, 2007. For a more detailed description of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our 2006 Annual Report on Form 10-K.

FINANCIAL CONDITION

Quarter Ended March 31, 2007 Compared to December 31, 2006

Total notes payable increased $5.0 million from $253.5 million to $258.5 million, or 2.0%. The increase was largely the result of the funds drawn on our credit facility to pay the dividends paid in January 2007. Total assets decreased $1.0 million, largely the result of depreciation.

The unrestricted cash balance increased $2.6 million from December 31, 2006. This increase is the result of cash generated by hotel operations and cash drawn on the credit facility offset by the payment of common and preferred dividends and capital expenditures.

RESULTS OF OPERATIONS

Quarter Ended March 31,2007 Compared to Quarter Ended March 31, 2006

(000’s)	2007	2006
Total Revenue	$38,638	$35,158
Operating Expense	34,013	29,396
Net Operating Income	4,625	5,762
Net (Loss)Income Available to Common Shareholders	(821)	389

Revenue. Total revenues increased $3.5 million, or 9.9%, from $35.2 million in the first quarter of 2006 to $38.6 million in the first quarter of 2007. $2.3 million of the increase was the result of the Embassy Boston acquisition in July 2006. In addition, the lease revenue generated by the Embassy Suites Hotel and Casino San Juan increased by $0.4 million as the result of lease adjustments that were effective January 1, 2007.

Our portfolio RevPAR increased from $91.71 for the first quarter of 2006 to $92.71 for the first quarter of 2007, or a 1.1% increase. The largest RevPAR improvements were seen at the Chicago Marriott Southwest at Burr

Ridge (+12.0%), the Embassy Suites Hotel Columbus/Dublin (+9.1%) and the Embassy Suites Hotel at the Denver International Airport (+7.1%).

A key part of our asset management strategy is to focus on the growth of ADR as a more sustainable revenue strategy than to simply boost occupancy through underpricing the competition. We believe the effectiveness of this strategy was evident during the first quarter of 2007 whereby RevPAR increased despite an occupancy decrease of more than 7.0%.

Operating Expenses. Total operating expenses increased by $4.6 million, or 15.7%, from $29.4 million during the first quarter of 2006 to $34.0 million in the first quarter of 2007. Of this increase, approximately $2.3 million was related to the Embassy Boston acquired in July 2006. The remainder of the increase at the hotel level was largely due to items that vary directly with an increase in revenues, such as housekeeping expense and franchise, management and credit card fees. In addition, there was an increase in corporate expense of $0.6 million, largely the result of the strategic alternative process.

Depreciation and Amortization Expense. Total depreciation and amortization expense increased by $0.9 million, or 22.0%, from $4.1 million in the first quarter of 2006 to $5.0 million during the same period in 2007. This increase is related to $0.6 million of depreciation expense for the Embassy Boston and the additional depreciation incurred due to the 2006 capital expenditures.

Operating Income. Net operating income decreased by $1.2 million, or 20.7%, to $4.6 million in the first quarter of 2007 from $5.8 million during the first quarter of 2006. The decrease was the result of above inflation level increases in employee expenses that was partially offset by a decrease of $0.8 million in corporate expense. In addition, the Embassy Suites Boston incurred an operating loss for the quarter which is due to the fact that the hotel is still ramping up and the seasonal impact typically realized in the first quarter.

Interest Expense. Total interest expense increased in the first quarter of 2007 by approximately $0.8 million, or 27.6%, to $3.7 million from $2.9 million in 2006. The increase is the result of the debt incurred related to the acquisition of the Embassy Boston.

Income Tax Expense. A net income tax expense of $0 was booked for the three month period ending March 31, 2007, as compared to a net income tax expense of $0.4 million for the same period in 2006. This was the result of the taxable loss generated in 2007 as compared to 2006.

Minority Interest. Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Loss or income is allocated to minority interest based on the weighted average percentage ownership during the quarter. For the three month period ending March 31, 2007, the weighted average percentage of the limited partners’ ownership was approximately 25%. As a result of this ownership percentage, the portion of the loss allocated to minority interest for the first quarter of 2007 was ($0.3) million versus an allocation of $0.1 million of income during the first quarter of 2006.

Distributions to Preferred Shareholders. During the three-month periods ended March 31, 2007 and 2006, the Company made distributions in the amount of the $2.1 million related to the Series A Preferred Shares. These shares were issued as the result of a public offering that closed on June 13, 2005.

Net (Loss) Income Available to Common Shareholders. The net loss available to common shareholders of approximately ($0.8) million in the first quarter of 2007 represented a decrease of approximately $1.2 million from the $0.4 million of net income available to common shareholder recognized in the first quarter of 2006. The decrease was due to the increased operating expenses and increased corporate expenses.

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

The following is a reconciliation between net income and FFO for the three months ended March 31, 2007 and 2006, respectively (in thousands):

NET INCOME TO FFO RECONCILIATION

	Q1 2007	Q1 2006
Net income (loss) available to common shareholders	$(821)	$389
Gain on sale of assets	—	(2)
Minority interest	(269)	128
Real estate related depreciation	4,785	3,887

FFO	$3,695	$4,402

Fully diluted weighted average shares and partnership units outstanding	23,613	23,461

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

The following is a reconciliation between net income and EBITDA for the three months ended March 31, 2007 and 2006, respectively (in thousands):

NET INCOME TO EBITDA RECONCILIATION

	Q1 2007	Q1 2006
Net income	$1,241	$2,452
Minority interest	(269)	128
Income tax expense (benefit)	(24)	363
Depreciation and amortization	4,964	4,066
Other (income)/expense	—	(2)
Interest expense	3,736	2,898

EBITDA	$9,648	$9,905

Key Hotel Operating Statistics

The following table illustrates key operating statistics of our portfolio for the three months ended March 31, 2007. This table assumes that the third party lessee structure for the Embassy San Juan Hotel & Casino does not exist:

Three Months Ended March 31	2007	2006
13 hotels
Room revenues	$32,366	$30,958
RevPAR (1)	$102.28	$97.83
Occupancy	67.5%	70.4%
Average daily rate (2)	$151.46	$138.88

(1)	RevPAR is the product of the occupancy percentage and ADR.
(2)	Average daily rate is total room revenue divided by the number of rooms sold.

For comparative purposes this schedule includes the Embassy Suites Boston at Logan International Airport, which was acquired on July 21, 2006 for the entire three month periods ending March 31, 2007 and 2006.

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

Below is a comparison of the cash flows for the three months ended March 31, 2007 and 2006, respectively (000’s):

	2007	2006
Net cash provided by operating activities	$5,829	$8,920
Net cash used in investing activities	(2,271)	(278)
Net cash used in financing activities	(928)	(8,334)

Net increase in cash and cash equivalents	$2,630	$308

Cash flow from hotel operations is subject to all operating risks common to the hotel industry, including:

•	Competition for guests from other hotels;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	Increases in operating costs related to inflation and other factors, including wages, benefits, insurance, and energy;

•	Overbuilding in the hotel industry, especially in particular markets; and

•	Actual or threatened acts of terrorism and actions taken against terrorists, which often cause public concern about travel safety.

Recurring capital expenditures and debt service are the most significant short-term liquidity requirements. During the remainder of 2007, we expect capital expenditures will be substantially funded by our replacement reserve accounts and cash provided by hotel operations.

We expect to set aside 4% of certain future hotel revenues (5% with respect to the Hyatt Regency Rochester) in our replacement reserve accounts to fund capital expenditures. Throughout the remainder of 2007 we expect to make approximately $10.0 to $12.0 million in capital expenditures with the majority of the expenditures occurring at the Hilton Glendale, Hyatt Regency Rochester, Embassy Suites Phoenix, Embassy Suites Boston Logan Airport and the Embassy Suites Dublin. We anticipate that these expenditures will be funded from existing restricted cash reserves and cash provided by hotel operations.

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

Capital Projects

During the three months ended March 31, 2007, we spent approximately $2.2 million, on capital improvements.

Below is a table depicting the significant capital expenditures by hotel for the three months ended March 31, 2007:

Hotel	2007 Capital Expenditures
Embassy Suites Hotel & Casino San Juan	$ 0.6 million

Embassy Suites Boston Logan Airport	0.5 million
Hilton Glendale	0.3 million
Embassy Suites Dublin	0.2 million
Cincinnati Landmark Marriott	0.2 million

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

Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. Our variable rate debt as of March 31, 2007 is $71.8 million, or approximately 28%, of our debt.

We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. The weighted average interest rate of our variable rate debt and total debt as of March 31, 2007 was 7.82% and 5.46%, respectively.

We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest expense incurred by $0.2 million, based upon the debt outstanding at March 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)). Based upon the evaluation, they concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in this Quarterly Report was recorded, processed, summarized and reported on a timely basis.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

On February 28, 2007, a purported class action complaint was filed in the Commonwealth of Kentucky Kenton Circuit Court against Eagle Hospitality Properties Trust, Inc. (the “Company”), each of its directors and Corporex Companies, LLC. The action was brought by the City of Pontiac General Employees’ Retirement System, on behalf of itself and behalf of all holders of the Company’s stock (excluding the named defendants and their affiliates). The complaint alleges, among other things, that the directors are in breach of their fiduciary duties to shareholders in connection with the previously announced exploration of strategic alternatives by the Special Committee of the Company and, in particular, in connection with a letter received from Corporex Companies, Inc., an affiliate of William P. Butler, the Chairman of the Company, regarding a potential acquisition of the outstanding common stock of the Company not currently owned by Corporex or its affiliates. The complaint seeks, among other things, unspecified damages on behalf of the Company, including attorneys’ fees, costs and expenses, and injunctive relief against the Company from consummating any buyout between the Company and Corporex.

The Company and the directors believe that the allegations in the complaint are without merit and intend to vigorously defend themselves in this matter.

In addition to the complaint mentioned above, we are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

By:	/s/ J. William Blackham
J. William Blackham
President and Chief Executive Officer

DATED: MAY 8, 2007

By:	/s/ Raymond D. Martz
Raymond D. Martz
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)

DATED: MAY 8, 2007