Form 10-Q
period 2007-06-30
Eagle Hospitality Properties Trust, Inc.
filed 2007-08-07
CIK 1289169

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Commission file number: 001-32279

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

(Exact name of registrant specified in its charter)

Maryland	55-0862656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 E. RiverCenter Blvd., Suite 480, Covington, KY

(Address of principal executive office)

41011

(Zip Code)

(859) 581-5900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Outstanding as of June 30, 2007

Common stock, $.01 par value	19,196,362

8 1/4% Series A Cumulative Redeemable Preferred Shares, $.01 par value	4,000,000

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

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2007

PART I

Item 1.	Financial Statements.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

($000’s omitted)

	(Unaudited) June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$8,168	$3,749
Restricted cash—real estate tax escrows	734	465
Restricted replacement reserves	2,222	2,645
Accounts receivable, net	7,221	6,447
Inventories	633	624
Deferred income taxes	2,233	2,595
Deferred franchise fees and loan fees, net	2,524	2,883
Prepaid expenses and other assets	1,390	2,625
Investment in hotel properties, net	433,925	439,693

Total assets	$459,050	$461,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Notes payable	$258,351	$253,519
Capital Lease Obligations	24	44
Income tax payable	521	474
Accounts payable	3,692	3,869
Due to affiliates, net	507	421
Dividends and distributions payable	6,240	6,220
Accrued expenses	11,907	10,327
Advance deposits	915	1,899

Total liabilities	$282,157	$276,773

Minority interest	5,998	9,814
SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 8.25% Series A—4,000,000 issued and outstanding at June 30, 2007 and December 31, 2006	$40	$40
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,196,362 and 17,757,664 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	194	177
Additional paid-in capital	198,716	196,400
Dividends in excess of accumulated earnings	(28,055)	(21,478)

Total shareholders’ equity	$170,895	$175,139

Total liabilities and shareholders’ equity	$459,050	$461,726

See notes to consolidated financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

(unaudited, 000’s omitted, except per share amounts)

	2007	2006
Revenues:
Rooms department	$30,224	$25,754
Food and beverage department	9,575	9,379
Lease income	3,084	2,077
Other operating departments	1,616	1,304

Total revenue	44,499	38,514

Expenses:
Rooms department	6,922	5,867
Food and beverage department	5,958	6,169
Other operating departments	849	835
Selling, general and administrative expense	14,189	11,762
Depreciation and amortization	5,099	4,139
Corporate general and administrative	3,754	1,473

Total operating expenses	36,771	30,245

Net Operating Income	7,728	8,269

Interest expense	(3,941)	(2,966)
Interest income	75	117
Other expense	(3)	—

Income before minority interest and provision for income taxes	3,859	5,420

Income tax expense	788	546
Minority interest expense	253	711

Net income	$2,818	$4,163
Distributions to preferred shareholders	(2,063)	(2,062)

Net income available to common shareholders	$755	$2,101

Unrealized loss on marketable securities	—	(3)

COMPREHENSIVE INCOME	$755	$2,098

Basic income per share	$0.04	$0.12
Diluted income per share	$0.04	$0.12
Weighted average basic shares outstanding	18,491	17,558
Weighted average diluted shares outstanding	23,679	23,480

See notes to consolidated financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(unaudited, 000’s omitted, except per share amounts)

	2007	2006
Revenues:
Rooms department	$57,067	$50,053
Food and beverage department	18,072	17,377
Lease income	4,843	3,475
Other operating departments	3,155	2,767

Total revenue	83,137	73,672

Expenses:
Rooms department	13,182	11,948
Food and beverage department	11,626	11,385
Other operating departments	1,690	1,613
Selling, general and administrative expense	28,242	23,434
Depreciation and amortization	10,063	8,205
Corporate general and administrative	5,981	3,056

Total operating expenses	70,784	59,641

Net Operating Income	12,353	14,031

Interest expense	(7,677)	(5,864)
Interest income	134	194
Other (expense)/income	(3)	2

Income before minority interest and provision for income taxes	4,807	8,363

Income tax expense	764	909
Minority interest (benefit)/expense	(16)	839

Net income	$4,059	$6,615
Distributions to preferred shareholders	(4,125)	(4,125)

Net (loss) income available to common shareholders	$(66)	$2,490
Unrealized gain on marketable securities	—	6

COMPREHENSIVE (LOSS) INCOME	$(66)	$2,496

Basic (loss) income per share	$(0.01)	$0.14
Diluted (loss) income per share	$(0.01)	$0.14
Weighted average basic shares outstanding	18,093	17,473
Weighted average diluted shares outstanding	23,647	23,418

See notes to consolidated financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(unaudited, $000’s Omitted)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Dividends in Excess of Accumulated in Earnings	Total
Balance at December 31, 2006	$40	$177	$196,400	$—	$(21,478)	$175,139

Common dividends paid, $0.175 per share	—	—	—	—	(6,511)	(6,511)

Preferred dividends declared, $.515625 per share	—	—	—	—	(4,125)	(4,125)

Operating partnership unit redemption	—	17	1,939	—	—	1,956

Forfeiture of restricted stock	—	—	(24)	—	—	(24)

Stock-based compensation	—	—	401	—	—	401

Net Income	—	—	—	—	4,059	4,059

Balance at June 30, 2007	$40	$194	$198,716	$—	$(28,055)	$170,895

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2007 and 2006

(unaudited, $000’s omitted)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,059	$6,615
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	362	686
Depreciation	9,718	7,860
Amortization of deferred loan fees and franchise rights	359	360
Stock based compensation	401	288
Minority interest	(16)	839
Changes in assets and liabilities:
Loss on disposition of fixed assets	3	—
Accounts receivables	(798)	72
Inventory, prepaid expenses, and other assets	1,226	644
Due to affiliates	86	134
Accounts payable, accrued expenses and advance deposits	164	425

Net cash provided by operating activities	$15,564	$17,923
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of hotel properties	$—	$2,500
Capital expenditures	(3,953)	(5,734)
Restricted cash	154	2,725

Net cash used in investing activities	$(3,799)	$(509)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt principal payments	$(1,046)	$(537)
Credit facility borrowings	22,000	7,500
Credit facility payments	(15,800)	(13,545)
Payment on capital lease obligations	(20)	(34)

Payments of preferred dividends	(4,125)	(4,125)

Payments of common dividends and distributions	(8,355)	(8,286)

Net cash provided used in financing activities	$(7,346)	$(19,027)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$4,419	$(1,613)
CASH AND CASH EQUIVALENTS, beginning of period	3,749	8,628

CASH AND CASH EQUIVALENTS, end of period	$8,168	$7,015

See notes to consolidated financial statements

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 (unaudited)

1. BACKGROUND

Eagle Hospitality Properties Trust, Inc., a Maryland corporation (together with its subsidiaries “Eagle”, “Company”, “We”, “Us” or “Our”), is a self-advised real estate investment trust (“REIT”) formed to pursue investment opportunities in the full-service and all-suites hotel industry. As of June 30 2007, Eagle’s portfolio consists of thirteen full-service and all-suites hotels under the Embassy Suites, Marriott, Hilton and Hyatt brands.

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

Our operating partnership, EHP Operating Partnership, L.P. (“EHP OP” or “the operating partnership”), was organized as a limited partnership under the laws of the state of Maryland. The Company is the sole general partner of and owns approximately 80% of the limited partnership units in EHP OP. Limited partners (including certain of our officers and directors) own the remaining operating partnership units. After one year from the date the units are issued, limited partners may generally redeem each unit for the cash value of one share of our common stock or, at our sole option, one share of common stock.

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

Merger Agreement

Eagle Hospitality Properties Trust, Inc. entered into a definitive agreement and Plan of Merger, dated April 27, 2007 (the “Merger Agreement”) with AP AIMCAP Holdings, LLC (“Parent”), a Maryland limited liability company formed in connection with the merger as a joint venture of Apollo Real Estate Investment Fund V L.P. and AIMCAP VII LLC (a limited liability company formed by Aimbridge Hospitality, L.P., and JF Capital Advisors, LLC). Under the terms of the Merger Agreement, Parent will acquire Eagle and its subsidiaries, including EHP Operating Partnership, through the merger of Eagle with and into AP AIMCAP Corporation (“Merger Sub”), a Maryland corporation formed in connection with the merger as a joint venture of Apollo Real Estate Investment Fund V, L.P. and AIMCAP VII LLC. Under the Merger Agreement, Eagle will merge with and into Merger Sub, with Merger Sub continuing as the surviving corporation.

Pursuant to the merger agreement, at the effective time of the merger, each outstanding common share of Eagle and each operating partnership unit for which a notice of redemption has been received prior to August 10, 2007, will be converted automatically into the right to receive $13.35 in cash, plus if our regular dividend has not been declared and paid for the quarter in which the effective time occurs, an amount equal to the portion of $0.175 accrued since the end of the quarter for which dividends were last paid, without interest and less any applicable withholding tax, in exchange for each share held.

Eagle’s Board of Directors has unanimously approved the merger agreement (with Messrs. Butler, Banta and Costello abstaining) and has recommended the approval of the transaction by Eagle’s common shareholders.

Holders of common shares of Eagle as of June 15, 2007 will be asked to vote on the proposed transaction at a special meeting that will be held on August 8, 2007. Completion of the transaction, which is expected to occur on August 15, 2007, is contingent on customary closing conditions and the approval of Eagle’s common shareholders. Availability of financing for the merger is not a condition to the purchaser parties’ obligations to close.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Eagle believes that all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included. In addition, Eagle’s operations have historically been seasonal as certain properties experience higher occupancy rates during the different months of the year. This seasonality pattern can be expected to cause fluctuations in Eagle’s operating results. Consequently, operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Eagle accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”. In connection with Eagle’s formation, Eagle established the LTIP. The Company has issued a net total of 628,052 shares of restricted stock under the LTIP to its executives, directors, and certain employees of the Company, the Predecessor and its affiliates. The vesting periods for these shares range from one to five years. Such shares are charged to compensation expense on a straight-line basis over the requisite service period based on the price on the date of issuance. For the six-month periods ending June 30, 2007 and 2006, respectively, the Company incurred total compensation expense of $0.4 million and $0.3 million related to these restricted shares. For the three month periods ending June 30, 2007 and 2006, respectively, the Company incurred total compensation expense of $0.2 million related to these restricted shares. Under the LTIP, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. At June 30, 2007, no performance-based stock awards have been issued other than the restricted stock discussed above. The amount of shares available for issuance under this plan increased by 46,168 shares on January 1, 2007, pursuant to the provisions of the plan. At June 30, 2007, the Company had approximately 535,114 remaining shares available for future issuance under the LTIP.

A summary of the Company’s nonvested shares as of June 30, 2007 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	184,015	$9.47
Granted	119,886	$10.18
Vested	(14,594)	$8.87
Forfeited	(1,846)	$8.90

Nonvested at June 30, 2007	287,461	$9.85

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

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
	(000s) except per share data	(000s), except per share data
Numerator:
Net income available to common shareholders before dividends paid on unvested restricted shares	$755	$2,101
Dividends paid on unvested restricted shares	(51)	(41)

Net income available to common shareholders after dividends paid to on unvested restricted shares	704	2,060
Portion of (loss) income allocable to minority interest	$253	$711

Net income available to common shareholders and operating partnership unitholders after dividends paid on unvested restricted shares	$957	$2,771

Denominator:
Weighted average number of common shares—basic	18,490,800	17,557,803
Dilutive effect of unvested restricted shares	57,412	3,948
Weighted average number of operating partnership units	5,130,638	5,917,726

Weighted average number of common shares and operating partnership units—diluted	23,678,850	23,479,477

Basic Earnings Per Common Share:	$0.04	$0.12

Diluted Earnings Per Common Share:	$0.04	$0.12

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(000s) except per share data	(000s), except per share data
Numerator:
Net (loss) income available to common shareholders before dividends paid on unvested restricted shares	$(66)	$2,490
Dividends paid on unvested restricted shares	(103)	(69)

Net (loss) income available to common shareholders after dividends paid to on unvested restricted shares	(169)	2,421
Portion of (loss) income allocable to minority interest	$(16)	$839

Net (loss) income available to common shareholders and operating partnership unitholders after dividends paid on unvested restricted shares	$(185)	$3,260

Denominator:
Weighted average number of common shares—basic	18,092,554	17,472,924
Dilutive effect of unvested restricted shares	35,329	2,226
Weighted average number of operating partnership units	5,519,464	5,942,627

Weighted average number of common shares and operating partnership units—diluted	23,647,347	23,417,777

Basic Earnings Per Common Share:	$(0.01)	$0.14

Diluted Earnings Per Common Share:	$(0.01)	$0.14

5. MINORITY INTEREST

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Net income (loss) is allocated to minority interest based on limited partnership percentage ownership for the period. Upon formation of the Company on October 1, 2004, the Company issued 5,566,352 units of limited partnership interest to affiliates, plus another 427,485 partnership units were issued on December 5, 2005 in exchange for the remaining 51% of the Embassy Suites Hotel Cincinnati – RiverCenter. An additional 250,000 partnership units were issued to the former owners of the Embassy Suites Hotel Denver International Airport on December 5, 2005, in compliance with the earn-out provisions in the original purchase agreement. An additional 83,333 partnership units were issued to the former owner of the Embassy Suites Hotel Columbus/Dublin on July 24, 2006, in compliance with the earnout provisions of the original purchase agreement. After a one-year holding period from the date of issuance, partnership units may be redeemed for the cash value of one share of our common stock or, at our sole option, one share of common stock. During the six month periods ended June 30, 2007 and 2006, respectively, 1,324,826 and 326,111 partnership units were redeemed in exchange for an equal number of shares of our common stock. During the three month periods ended June 30, 2007 and 2006, respectively, 1,185,674 and 49,801 partnership units were redeemed in exchange for an equal number of shares of our common stock. As of June 30, 2007 there are 4,676,233 partnership units outstanding which represent an approximate minority interest ownership of 20%. These exchanges are non-cash items.

6. DEBT

Eagle’s notes payable as of June 30, 2007 are as follows ($000’s):

Properties Collateralized	Amount	Interest Rate
Cincinnati Landmark Marriott, Embassy Suites Hotel Cleveland/Rockside and Embassy Suites Hotel Tampa Airport/Westshore	$79,743	5.43%

Hyatt Regency Rochester	15,106	7.28%

Embassy Suites Hotel & Casino San Juan	38,200	5.14%

Van Loan	2	5.10%

Hilton Glendale	53,100	5.21%

Fixed Debt	186,151	5.46%

US Bank Credit Facility	72,200	7.82%

Variable Debt	72,200	7.82%

Total Debt and Wgt Avg Cost of Debt	$258,351	6.12%

Total debt maturities, including capital lease obligations, as of June 30, 2007 were as follows ($000s):

2007	$1,091
2008	89,300
2009	2,610
2010	76,148
2011	862
Thereafter	88,364

Total	$258,375

7. RELATED PARTY TRANSACTIONS

Hotel Management Agreements—Nine of our hotels are subject to management agreements with Commonwealth Hotels. Under these agreements, Eagle is obligated to pay monthly management fees equal to 2.75% in 2006, and 3.00% of gross revenues in 2007 and the years thereafter. Incentive fees may also be earned upon meeting certain net operating income thresholds. These management agreements have ten-year terms, with a renewal option for one additional five-year period. If Eagle terminates a management agreement on any of the properties prior to its expiration, due to sale of the property, Eagle may be required to pay a substantial termination fee. Eagle’s Chairman is the majority shareholder in Commonwealth Hotels. Management fees earned by

Commonwealth Hotels for the six months ending June 30, 2007 and 2006, respectively, were $1.6 million and $1.4 million. The management fees earned for the three months ending June 30, 2007 and 2006, respectively, were $0.8 million and $0.7 million. At June 30, 2007 and December 31, 2006, Eagle owed Commonwealth Hotels $0.3 million in management fees payable.

Pursuant to the Merger Agreement and at the request of the AP AIMCAP Holdings, LLC, on May 25, 2007, the Company sent written notices to terminate the hotel management agreements for the following hotels:

Hotel	Location	Hotel Managed by
Cincinnati Landmark Marriott	Covington, KY	Commonwealth Hotels, Inc.
Hilton Cincinnati Airport	Florence, KY	Commonwealth Hotels, Inc.
Chicago Marriott Southwest at Burr Ridge	Burr Ridge, IL	Commonwealth Hotels, Inc.
Embassy Suites Hotel Cincinnati-RiverCenter	Covington, KY	Commonwealth Hotels, Inc.
Embassy Suites Hotel Columbus/Dublin	Dublin, OH	Commonwealth Hotels, Inc.
Embassy Suites Hotel Cleveland/Rockside	Independence, OH	Commonwealth Hotels, Inc.
Embassy Suites Hotel Denver-International Airport	Denver, CO	Commonwealth Hotels, Inc.
Embassy Suites Hotel Tampa-Airport/Westshore	Tampa, FL	Commonwealth Hotels, Inc.
Embassy Suites Hotel Boston at Logan International Airport	Boston, MA	Prism Hospitality, L.P.
Embassy Suites Hotel Phoenix-Scottsdale*	Phoenix, AZ	Commonwealth Hotels, Inc.

*	The termination notice for the Embassy Suites Hotel Phoenix-Scottsdale was not provided to Commonwealth until June 15, 2007.

Strategic Alliance Agreement – Eagle has entered into a Strategic Alliance Agreement (“SAA”) with Corporex and affiliated parties. The SAA provides Eagle with the right of first refusal for development opportunities with Corporex and affiliates, as well as a non-compete clause for markets in which we own or have an investment. The agreement expires October 1, 2014.

Leased Office Space—Eagle’s headquarters are located in an office building that is owned by a limited partnership in which Eagle’s Chairman and Chief Executive Officer are limited partners. We entered into a lease for this office space subsequent to our IPO at terms approximating the fair market value. We are obligated to pay $0.6 million in rent over a ten-year period, or on average, approximately $5,000 per month. The expense of this lease is being recognized on a straight-line basis. In addition to the rent payments, we will also be subject to a common area maintenance fee allocation related to this office space of approximately $2,000 per month. Eagle believes the lease payments do not exceed market value.

8. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

On June 1, 2007, Eagle declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on July 16, 2007, to holders of record as of June 29, 2007. The total amount of the dividends paid to holders of our common stock was $3.4 million and $0.8 million was paid to holders of operating partnership units.

On June 1, 2007, Eagle declared a quarterly dividend of $0.515625 per 8.25% Series A Cumulative Redeemable Preferred Share for the period ended June 30, 2007 to holders of record as of June 15, 2007. The total amount of dividends paid to holders of the preferred shares was $2.1 million and was paid on July 2, 2007.

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

During the six months ended June 30, 2007, 1,324,826 operating partnership units were redeemed for an equal number of common shares. During the three months ended June 30, 2007, 1,185,674 operating partnership units were redeemed for an equal number of common shares. These redemptions are non-cash items. As of June 30, 2007, there were 4,676,233 operating partnership units outstanding.

Interest paid by Eagle during the six months ended June 30, 2007 and 2006, respectively, was $7.8 million and $5.9 million. Interest paid during the three months ended June 30, 2007 and 2006, respectively, was $4.0 million and $3.1 million.

During the six months ended June 30, 2007, Eagle granted approximately 120,000 shares of restricted stock valued at approximately $1,220,000 under its LTIP and cancelled approximately 1,846 shares of restricted stock valued at approximately $17,000. No shares of restricted stock were issued and approximately 1,238 shares of restricted stock, valued at approximately $11,000 were cancelled during the three months ended June 30, 2007. During the six months ended June 30, 2006, Eagle granted approximately 52,000 shares of restricted stock valued at approximately $450,000. During the three months ended June 30, 2006, Eagle granted approximately 3,000 shares of restricted stock valued at approximately $26,000. Approximately 3,000 shares of restricted stock, valued at approximately $30,000, were cancelled due to employee resignations during the six months ended June 30, 2006, with no cancellations occurring during the three months ended June 30, 2006.

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

The Company had a net tax expense of $764 and $909, respectively, for the six month periods ended June 30, 2007 and 2006.

	2007	2006
Current
State and local income tax expense	$372	$223
Federal income tax expense	30	—

	402	223

Deferred
State and local income tax expense	24	59
Federal income tax expense	338	627

Net income tax expense	$764	$909

The Company had a net tax expense of $788 and $546, respectively, for the three month periods ended June 30, 2007 and 2006.

	2007	2006
Current
State and local income tax expense	$307	$152
Federal income tax expense	—	—

	307	152

Deferred
State and local income tax expense	28	10
Federal income tax expense	453	384

Net income tax expense	$788	$546

The Company’s deferred tax asset related to its taxable REIT subsidiary (“TRS”) consisted of the following for the periods ended June 30, 2007 and December 31, 2006:

	2007	2006
State deferred tax asset	$333	$357
Federal deferred tax asset	2,100	2,438

Gross deferred tax asset	2,433	2,795
Valuation allowance	(200)	(200)

Net deferred tax asset	$2,233	$2,595

The Company had an income tax payable of $521 and $474, respectively as of June 30, 2007 and December 31, 2006.

	June 30, 2007	December 31, 2006
State and local income tax payable	$521	$474
Federal income tax payable	—	—

Income tax payable	$521	$474

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

12. COMPREHENSIVE INCOME

For the six months ended June 30, 2007 and 2006, respectively, comprehensive (loss)/income was ($66,000) and $2,496,000. For the three months ended June 30, 2007 and 2006, respectively, comprehensive income was $755,000 and $2,098,000. As of June 30, 2007 and December 31, 2006, Eagle’s accumulated other comprehensive income was $0. The change in accumulated other comprehensive income was entirely due to Eagle’s unrealized gains on its marketable securities.

13. SUBSEQUENT EVENTS

On July 3, 2007, Eagle filed a Definitive Proxy Statement (Schedule 14A) related to the proposed merger with and into AP AIMCAP Corp. as disclosed above under Merger Agreement.

On July 31, 2007, Eagle filed Definitive Additional Materials on Schedule 14A related to disclosures made as part of a settlement in principle with the plaintiff in the previously announced action in the Commonwealth of Kentucky Kenton Circuit Court brought by the City of Pontiac General Employees’ Retirement System, on behalf of itself and on behalf of all holders of the Company’s stock (excluding the named defendants and their affiliates).

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

The forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our stock. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•

The factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” “Business,” and “Properties;”

•	Risks and uncertainties related to the previously announced merger transaction with AP AIMCAP Holdings, LLC, including, among other things:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;

•	the outcome of any legal proceedings that have been or may be instituted against our company or our operating partnership and others relating to the merger agreement;

•

the inability to complete the merger and the other transactions contemplated by the merger agreement due to the failure to obtain the requisite common shareholder approval or the failure to satisfy other conditions to consummation of the merger and the other transactions contemplated by the merger agreement;

•	the failure of the merger and the other transactions contemplated by the merger agreement to be completed for any other reason;

•	the risks that the merger and the other transactions contemplated by the merger agreement divert the attention of our employees;

•	the significant restrictions on our business activities that are imposed on us and our subsidiaries by the merger agreement; and

•	the effect of the announcement of the merger and the other transactions contemplated by the merger agreement on our stock price, customer relationships, operating results and business generally;

•	General volatility of the capital markets and the market price of our stock;

•	Changes in our business or investment strategy;

•	Availability, terms, and deployment of capital;

•	Availability of qualified personnel;

•	Changes in our industry and the market in which we operate, interest rates, or the general economy; and

•	The degree and nature of our competition.

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

RESULTS OF OPERATIONS

OVERVIEW

Eagle Hospitality Properties Trust, Inc., a Maryland corporation (together with its subsidiaries “Eagle” or “Company”), is a self-advised real estate investment trust (“REIT”) formed to pursue investment opportunities in the full-service and all-suites hotel industry. As of June 30, 2007, Eagle’s portfolio consists of thirteen full-service and all-suites hotels under the Embassy Suites, Marriott, Hilton and Hyatt brands.

For the second quarter of 2007, the Company had net income available to common shareholders of $0.8 million, or $0.04 per diluted share. FFO was $5.9 million and EBITDA was $12.9 million. RevPAR was $103.16.

For the first six months of 2007, the Company had net income available to common shareholders of $0, or ($0.01) per diluted share. FFO was $9.6 million and EBITDA was $22.5 million. RevPAR was $97.97.

FIRST SIX MONTHS HIGHLIGHTS AND OUTLOOK FOR THE REMAINDER OF 2007

Refer to the “Results of Operations” section below for discussion of our first six months of 2007 results compared to 2006 results.

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

Overall, industry-wide fundamentals were solid for the first six months of 2007. During that period RevPAR increased 4.3% over the same period in 2006. The occupancy percentage fell in 2007 by 3.4% to 69.8% but the ADR improved by 7.9% to $140.30. This improvement was the result of a strong second quarter after a sluggish first quarter that was impacted by weather events, weak group demand and uneven transient demand.

Our hotels saw a RevPAR increase of 7.3%, from $96.13 for the second quarter of 2006 to $103.16 for the second quarter of 2007. Virtually all of the RevPAR increase was attributable to an increase in ADR to $138.33 as the hotel occupancy was flat to 2006 at 74.6%.

On June 1, 2007, Eagle declared a dividend of $0.175 per common share and operating partnership unit. This dividend was paid on July 16, 2007, to holders of record as of June 29, 2007. The total amount of the dividends paid to holders of our common stock was $3.4 million and $0.8 million was paid to holders of operating partnership units.

On June 1, 2007, Eagle declared a quarterly dividend of $0.515625 per 8.25% Series A Cumulative Redeemable Preferred Share for the period ended June 30, 2007 to holders of record as of June 15, 2007. The total amount of dividends paid to holders of the preferred shares was $2.1 million and was paid on July 2, 2007.

Interest paid by Eagle during the six months ended June 30, 2007 and 2006, respectively, was $7.8 million and $5.9 million.

During the six months ended June 30, 2007, Eagle granted approximately 120,000 shares of restricted stock valued at approximately $1,220,000 under its LTIP and cancelled approximately 1,846 shares of restricted stock valued at approximately $17,000. No shares of restricted stock were issued and approximately 1,238 shares of restricted stock, valued at approximately $11,000 were cancelled during the three months ended June 30, 2007. During the six months ended June 30, 2006, Eagle granted approximately 52,000 shares of restricted stock valued at approximately $450,000. During the three months ended June 30, 2006, Eagle granted approximately 3,000 shares of restricted stock valued at approximately $26,000. Approximately 3,000 shares of restricted stock, valued at approximately $30,000, were cancelled due to employee resignations during the six months ended June 30, 2006, with no cancellations occurring during the three months ended June 30, 2006.

During the six month periods ended June 30, 2007 and 2006, respectively, 1,324,826 and 326,111 partnership units were redeemed in exchange for an equal number of shares of our common stock. These exchanges are non-cash items. During the three month periods ended June 30, 2007 and 2006, 1,185,674 and 49,801 partnership units were redeemed. As of June 30, 2007, there are 4,676,233 partnership units outstanding which represent an approximate minority interest ownership of 20%.

Management expects improved portfolio performance during the remainder of 2007 based on a rebound in group demand and steadier transient demand. Management expects the rate of RevPAR growth to be relatively consistent with that seen over the first six months. RevPAR growth at some hotels may be lower as the result of, among other things, difficult comparables created by the strong 2006 convention year in many of the markets in which we compete. We anticipate continuing increases in employee costs due to market and inflationary pressures. Management expects to see revenue increases in the remainder of 2007 over 2006 for the following reasons:

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

CRITICAL ACCOUNTING POLICIES

There were no changes to the critical accounting policies and estimates made by management in the six months ended June 30, 2007. For a more detailed description of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our 2006 Annual Report on Form 10-K.

FINANCIAL CONDITION

Quarter Ended June 30, 2007 Compared to December 31, 2006

Total notes payable increased $4.8 million from $253.5 million to $258.3 million, or 1.9%. The increase was largely the result of the funds drawn on our credit facility to pay dividends that was somewhat offset by the cash generated by the hotel operations. Total assets decreased $2.7 million, largely the result of depreciation offset by an increased cash balance.

The unrestricted cash balance increased $4.4 million from December 31, 2006. This increase is the result of cash generated by hotel operations and cash drawn on the credit facility offset by the payment of common and preferred dividends and capital expenditures.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

(000’s)	2007	2006
Total Revenue	$44,499	$38,514

Operating Expense	36,771	30,245
Net Operating Income	7,728	8,269
Net Income Available to Common Shareholders	755	2,101

Revenue. Total revenues increased $6.0 million, or 15.5%, from $38.5 million in the second quarter of 2006 to $44.5 million in the second quarter of 2007. $3.9 million of the increase was the result of the Embassy Boston acquisition in July 2006. In addition, the lease revenue generated by the Embassy Suites Hotel and Casino San Juan increased by $1.0 million as the result of lease adjustments that were effective April 1, 2007.

Our portfolio RevPAR increased from $96.13 for the second quarter of 2006 to $103.16 for the second quarter of 2007, or a 7.3% increase. The largest RevPAR improvements were seen at the Hyatt Rochester (+17.1%), the Embassy Suites Hotel Independence/Cleveland (+12.8%) and the Embassy Suites Hotel at the Denver International Airport (+9.9%).

Operating Expenses. Total operating expenses increased by $6.6 million, or 21.6%, from $30.2 million during the second quarter of 2006 to $36.8 million in the second quarter of 2007. Of this increase, approximately $2.8 million was related to the Embassy Boston that was acquired in July 2006. Total depreciation and amortization expense increased by $1.0 million, or 23.2%, from $4.1 million in the second quarter of 2006 to $5.1 million during the same period in 2007. This increase is related to $0.6 million of depreciation expense for the Embassy Boston and additional depreciation as the result of capital projects completed in 2006. The remainder of the increase at the hotel level was largely due to items that vary directly with an increase in revenues, such as housekeeping expense and franchise, management and credit card fees. In addition, there was an increase in corporate expense of $2.3 million, largely attributable to legal, accounting and other fees directly related to our pending merger, subject to shareholder approval.

Operating Income. Net operating income decreased by $0.6 million, or 6.5%, to $7.7 million in the second quarter of 2007 from $8.3 million during the second quarter of 2006. The decrease was the result of the significant increase in the corporate expenses related to the strategic alternative process and increased depreciation, largely offset by the increased hotel revenues.

Interest Expense. Total interest expense increased in the second quarter of 2007 by approximately $0.9 million, or 32.9%, to $3.9 million from $3.0 million in 2006. The increase is the result of the debt incurred related to the acquisition of the Embassy Boston.

Income Tax Expense. A net income tax expense of $0.8 million was booked for the three month period ending June 30, 2007, as compared to a net income tax expense of $0.5 million for the same period in 2006. This was largely the result of increased state and local taxes.

Minority Interest. Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Loss or income is allocated to minority interest based on the weighted average percentage ownership during the quarter. For the three month period ending June 30, 2007, the weighted average percentage of the limited partners’ ownership was approximately 20%. As a result of this ownership percentage, the portion of the income allocated to minority interest for the second quarter of 2007 was $0.3 million versus an allocation of $0.7 million of income during the second quarter of 2006.

Distributions to Preferred Shareholders. During the three-month periods ended June 30, 2007 and 2006, the Company made distributions in the amount of the $2.1 million related to the Series A Preferred Shares. These shares were issued as the result of a public offering that closed on June 13, 2005.

Net (Loss) Income Available to Common Shareholders. The net income available to common shareholders of approximately $0.8 million in the second quarter of 2007 represented a decrease of approximately $1.3 million from the $2.1 million of net income available to common shareholders recognized in the second quarter of 2006. The decrease was due to the increased corporate expenses related to the strategic alternative process.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

(000’s)	2007	2006
Total Revenue	$83,137	$73,672
Operating Expense	70,784	59,641

Net Operating Income	12,353	14,031
Net (Loss) Income Available to Common Shareholders	(66)	2,490

Revenue. Total revenues increased $9.4 million, or 12.8%, from $73.7 million in the first six months of 2006 to $83.1 million in the first six months of 2007. $6.2 million of the increase was the result of the Embassy Boston acquisition in July 2006. In addition, the lease revenue generated by the Embassy Suites Hotel and Casino San Juan increased by $1.4 million as the result of lease adjustments that were effective January 1 and April 1, 2007.

Our portfolio RevPAR increased from $93.93 for the first six months of 2006 to $97.97 for the first six months of 2007, or a 4.3% increase. The Hyatt Rochester (+10.1%), Embassy Suites Hotel at the Denver International Airport (+8.5%) and the Chicago Marriott Southwest at Burr Ridge (+8.5%) were the properties that showed the largest RevPAR increases.

It is important to note that virtually all of the RevPAR growth in 2007 is the result of the increased ADR ($140.30 in 2007 compared to $129.98 in 2006) as our occupancy percentage actually fell (69.8% in 2007 versus 72.3% in 2006). A key part of our asset management strategy is to focus on the growth of ADR as a more sustainable revenue strategy than to simply boost occupancy through underpricing the competition.

Operating Expenses. Total operating expenses increased by $11.2 million, or 18.7%, from $59.6 million during the first six months of 2006 to $70.8 million in the first six months of 2007. Of this increase, approximately $5.1 million was related to the Embassy Boston that was acquired in July 2006. Total depreciation and amortization expense increased by $1.9 million, or 22.6%, from $8.2 million in the first six months of 2006 to $10.1 million during the same period in 2007. This increase is related to $1.2 million of depreciation expense for the Embassy Boston and additional depreciation as the result of capital projects completed in 2006. The corporate expense increased by $2.9 million in 2007 largely attributable to the strategic alternative process.

Operating Income. Net operating income decreased by $1.6 million, or 12.0%, to $12.4 million in the first six months of 2007 from $14.0 million during the same period of 2006. The decrease was the result of the increased depreciation expense and the corporate expense, driven by the expense associated with the strategic alternative process, somewhat offset by the operating income provided by the existing hotels as a result of the increased revenues.

Interest Expense. Total interest expense increased in the first six months of 2007 by approximately $1.8 million, or 30.9%, to $7.7 million from $5.9 million in 2006. The increase is the result of the debt incurred related to the acquisition of the Embassy Boston.

Income Tax Expense. A net income tax expense of $0.8 million was booked for the six month period ended June 30, 2007 as compared to a net income tax expense of $0.9 million for the same period in 2006. This was the result of lower taxable income in 2007 as compared to 2006, largely offset by increased state and local taxes.

Minority Interest. Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Income is allocated to minority interest based on the weighted average percentage ownership during the quarter. For the six month period ending June 30, 2007, the weighted average percentage of the limited partners’ ownership was approximately 22%. As a result of this ownership percentage, the portion of the income earned during the first six months of 2007 and 2006 and allocated to the minority interest was $0 and $0.8 million, respectively.

Distributions to Preferred Shareholders. During the six month periods ended June 30, 2007 and 2006, the Company made distributions in the amount of the $4.1 million related to the Series A Preferred Shares. These shares were issued as the result of a public offering that closed on June 13, 2005.

Net Income Available to Common Shareholders. The net income available to common shareholders of $0 in the first six months of 2007 was a decrease from the $2.5 million earned for the same period of 2006. The decrease was the result of increased depreciation, interest and corporate expenses, somewhat offset by the increased operating income provided by the hotel operations and the decreased allocation of income to the minority interest.

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

The following is a reconciliation between net income and FFO for the three months and six months ended June 30, 2007 and 2006, respectively (in thousands, except share amounts):

NET INCOME TO FFO RECONCILIATION

	Q2 2007	Q2 2006
Net income available to common shareholders	$755	$2,101
Gain on sale of assets	—	(2)
Minority interest	253	711
Real estate related depreciation	4,919	3,960

FFO	$5,927	$6,770

Fully diluted weighted average shares and partnership units outstanding	23,679	23,479

	YTD 2007	YTD 2006
Net income available to common shareholders	$(66)	$2,490
Gain on sale of assets	—	(2)
Minority interest	(16)	839
Real estate related depreciation	9,704	7,847

FFO	$9,622	$11,174

Fully diluted weighted average shares and partnership units outstanding	23,647	23,418

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

The following is a reconciliation between net income and EBITDA for the three months and six months ended June 30, 2007 and 2006, respectively (in thousands):

NET INCOME TO EBITDA RECONCILIATION

	Q2 2007	Q2 2006
Net income	$2,818	$4,163
Minority interest	253	711
Income tax expense (benefit)	788	546
Depreciation and amortization	5,099	4,139
Other expense/(income)	3	(2)
Interest expense	3,941	2,966

EBITDA	$12,902	$12,523

	YTD 2007	YTD 2006
Net income	$4,059	$6,615
Minority interest	(16)	839
Income tax expense (benefit)	764	909
Depreciation and amortization	10,063	8,205
Other expense/(income)	3	(2)
Interest expense	7,677	(5,864)

EBITDA	$22,550	$10,702

Key Hotel Operating Statistics

The following table illustrates key operating statistics of our portfolio for the three months ended June 30, 2007. This table assumes that the third party lessee structure for the Embassy San Juan Hotel & Casino does not exist:

Three Months Ended June 30	2007	2006
13 hotels
Room revenues	$49,042	$47,209
RevPAR (1)	$109.04	$104.37
Occupancy	76.2%	76.5%
Average daily rate (2)	$143.12	$136.48

Six Months Ended June 30	2007	2006
13 hotels
Room revenues	$93,974	$90,424
RevPAR (1)	$105.68	$101.12
Occupancy	71.9%	73.5%
Average daily rate (2)	$147.01	$137.62

(1)	RevPAR is the product of the occupancy percentage and ADR.
(2)	Average daily rate is total room revenue divided by the number of rooms sold.

For comparative purposes, this schedule includes the Embassy Suites Boston at Logan International Airport, which was acquired on July 21, 2006, for the entire three month and six month periods ending March 31, 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of funds to meet our cash requirements, including distributions to stockholders, is our share of the operating partnership’s cash flow. The operating partnership’s principal source of revenue is the cash flow provided by the hotel operations.

Below is a comparison of the cash flows for the six months ended June 30, 2007 and 2006, respectively (000’s):

	2007	2006
Net cash provided by operating activities	$15,564	$17,923
Net cash used in investing activities	(3,799)	(509)
Net cash used in financing activities	(7,346)	(19,027)

Net increase (decrease) in cash and cash equivalents	$4,419	$(1,613)

Cash flow from hotel operations is subject to all operating risks common to the hotel industry, including:

•	Competition for guests from other hotels;

•	Adverse effects of general and local economic conditions;

•	Dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	Increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	Increases in operating costs related to inflation and other factors, including wages, benefits, insurance, and energy;

•	Overbuilding in the hotel industry, especially in particular markets; and

•	Actual or threatened acts of terrorism and actions taken against terrorists, which often cause public concern about travel safety.

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

Assuming our merger is not consummated as anticipated, we expect to meet long-term (defined as greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, development projects and other nonrecurring capital improvements utilizing cash flow from operations, additional debt financings and preferred or common equity offerings. We expect to acquire additional hotel properties as suitable opportunities arise.

Capital Projects

During the six months ended June 30, 2007, we spent approximately $4.0 million, on capital improvements.

Below is a table depicting the significant capital expenditures by hotel for the six months ended June 30, 2007:

Hotel	2007 Capital Expenditures
Embassy Suites Boston Logan Airport	$0.9 million
Embassy Suites Hotel & Casino San Juan	0.8 million
Embassy Suites Hotel Phoenix/Scottsdale	0.6 million
Hilton Glendale	0.5 million
Hyatt Regency Rochester	0.3 million

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Cash Distribution Policy

We have elected to be taxed as a REIT commencing with our taxable year ended December 31, 2004. To qualify as a REIT, we will be required to make annual distributions to our shareholders of at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction and by excluding net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). The amount, timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors, including applicable provisions of the merger agreement we entered into with AP AIMCAP Holdings, LLC and AP AIMCAP Corporation, and no assurance can be given that our distribution policy will not change in the future. Our ability to pay distributions to our stockholders will depend, in part, upon the management of our properties by our independent hotel managers. Distributions to our stockholders will generally be taxable to our stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent not inconsistent with maintaining our REIT status, our TRS may retain any after-tax earnings.

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

Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. Our variable rate debt as of June 30, 2007 is $72.2 million, or approximately 28%, of our debt.

We have entered into both variable and fixed rate debt arrangements to allow us to optimize the balance of using variable rate debt versus fixed rate debt. The weighted average interest rate of our variable rate debt and total debt as of June 30, 2007 was 7.82% and 6.12%, respectively.

We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our hotel portfolio because the value of our hotel portfolio is based primarily on the operating cash flow of the hotels, before interest expense charges. However, a change of 1/4% in the index rate to which our variable rate debt is tied would change our annual interest expense incurred by $0.2 million, based upon the debt outstanding at June 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)). Based upon the evaluation, they concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in this Quarterly Report was recorded, processed, summarized and reported on a timely basis.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

On May 31, 2007, Corporex Realty & Investment, LLC (“CRI”) filed a complaint in the Commonwealth of Kentucky Kenton Circuit Court against the Company and the operating partnership, L.P. (the “Partnership”). CRI is an affiliate of William P. Butler. In the complaint, CRI claims that the Company and the operating partnership are in breach of an option agreement relating to the Company’s Embassy Suites Hotel Cleveland/Rockside and seeks injunctive relief and damages. The claims appear to be based primarily on the Company’s termination of the hotel management agreement with Commonwealth, the manager of the hotel. The Company and the operating partnership believe that the allegations and claims in the complaint are without merit and intend to vigorously defend themselves in this matter.

As previously announced, on May 25, 2007, the Company sent written notices to terminate the hotel management agreements for nine of its hotels, eight of which are managed by Commonwealth. On May 30, 2007, the Company received a notice from Commonwealth disputing the Company’s right to give notice of termination under the hotel management agreements with Commonwealth prior to the consummation of the transactions contemplated by the Merger Agreement. Commonwealth has demanded arbitration of the termination of the hotel management agreements and other related issues. The Company disagrees with Commonwealth’s claims and plans to arbitrate these issues.

As previously announced, on February 28, 2007, a purported class action complaint was filed in the Commonwealth of Kentucky Kenton Circuit Court against Eagle Hospitality Properties Trust, Inc. (the “Company”), each of its directors and Corporex Companies, LLC. The action was brought by the City of Pontiac General Employees’ Retirement System, on behalf of itself and behalf of all holders of the Company’s stock (excluding the named defendants and their affiliates). On July 20, 2007, the plaintiff filed an amended complaint which alleges, among other things, that the directors have breached their fiduciary duties to shareholders in connection with the previously announced acquisition of the Company pursuant to the Agreement and Plan of Merger, dated April 27, 2007 (the “Merger Agreement”), by and among the Company, AP AIMCAP Holdings LLC, AP AIMCAP Corporation, and EHP Operating Partnership L.P. Contemporaneously with the amended complaint, the Company received a settlement offer from the plaintiff. The principal claims in the amended complaint are the following: (1) that in pursuing and approving the acquisition, the directors failed to satisfy their fiduciary duties of care, loyalty, good faith, candor and independence owed to the shareholders of the Company, and (2) that the disclosures about the acquisition, including the information contained in the Definitive Proxy Statement filed by the Company, omitted or misrepresented material information about the transaction, alleged conflicts of interests of the directors, and the financial prospects of the Company. The amended complaint seeks, among other things, injunctive relief against the Company from consummating the transaction contemplated by the Merger Agreement, and unspecified damages on behalf of the Company, including attorneys’ fees, costs and expenses.

On July 25, 2007, the plaintiff filed a motion for temporary injunction to prevent the Company and other defendants from holding a shareholder vote on the proposed acquisition contemplated by the Merger Agreement.

On July 31, 2007, Eagle Hospitality Properties Trust, Inc. (“Eagle” or the “Company”) agreed on a settlement in principle (the “Settlement”) with the plaintiff in the previously announced action in the Commonwealth of Kentucky Kenton Circuit Court brought by the City of Pontiac General Employees’ Retirement System, on behalf of itself and on behalf of all holders of the Company’s stock (excluding the named defendants and their affiliates). The Settlement remains subject to appropriate documentation by the parties, approval by Eagle’s board of directors and approval by the court.

As part of the Settlement, the Company agreed to make the disclosures set forth in its current report on Form 8-K as filed with the SEC on July 31, 2007.

In addition to the complaints mentioned above, we are subject to various legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of any ultimate liability with respect to these actions will not materially affect our financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

Other than described below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Risks Related to the Proposed Merger

On April 27, 2007, we and the operating partnership each entered into the Merger Agreement with AP AIMCAP Holdings LLC (“Parent”) and AP AIMCAP Corporation pursuant to which we will be acquired through the process set forth in Note 1 to the Consolidated Financial Statements. On July 3, 2007, we filed with the SEC a definitive proxy statement relating to the Merger and a special meeting for holders of our common stock to consider and vote upon the Merger, the Merger Agreement and the other transactions contemplated by the Merger Agreement. The special meeting will be held at the Marriott RiverCenter located at 10 West RiverCenter Boulevard, Covington, Kentucky 41011 on Wednesday, August 8, 2007, beginning at 10:00 a.m. local time. We have established the close of business on June 15, 2007 as the record date for determining the holders of shares of Eagle’s common stock entitled to notice of the special meeting and to vote on the merger proposal. We urge all of our shareholders to read the proxy statement. In relation to the Merger, we are subject to certain risks including, but not limited to, those set forth below.

Failure to complete the Merger could negatively impact our stock price and our future business and financial results.

Completion of the Merger is subject to the satisfaction or waiver of various closing conditions, including, among other things, the requisite approval of the Merger by the affirmative vote of holders of at least a majority of the outstanding shares of our common stock at the record date, the absence of a material adverse effect (as defined in the Merger Agreement) on us, the delivery of a tax opinion relating to our REIT tax status, the receipt of certain third party consents, the absence of any injunction issued by any governmental body preventing the consummation of the Merger and the continued accuracy at the closing of the Merger of our representations and warranties made in the Merger Agreement. There is no assurance that all of the various closing conditions will be satisfied or waived.

If the Merger is not completed for any reason, we will be subject to several risks, including the following:

•

being required, under certain circumstances, including if we sign a definitive agreement with respect to a superior proposal from another potential buyer, to pay a termination fee of $12.75 million to Parent;

•	being required, under certain circumstances, including if we breach the Merger Agreement, to reimburse Parent for up to $10.0 million of its transaction costs and expenses;

•	having incurred certain costs relating to the Merger that are payable whether or not the Merger is completed, including legal, accounting, financial advisor and printing fees; and

•	having had the focus of management directed toward the Merger and integration planning instead of on our core business and other opportunities that could have been beneficial to us.

In addition, we would not realize any of the expected benefits of having completed the Merger. If the Merger is not completed, we cannot assure you that these risks will not materialize or materially adversely affect our business, financial results, financial condition and stock price.

Provisions of the Merger Agreement may deter alternative business combinations and could negatively impact our stock price if the Merger Agreement is terminated in certain circumstances or otherwise fails to close.

Restrictions in the Merger Agreement on solicitation generally prohibit us from soliciting, initiating or facilitating any acquisition proposal or offer for a merger, business combination or sale of 20% or more of our assets with any other party, including a proposal that might be advantageous to our shareholders when compared to the terms and conditions of the Merger. If the Merger is not completed, we may not be able to conclude another merger, sale or combination on as favorable terms, in a timely manner, or at all. If the Merger Agreement is terminated, we, in certain specified circumstances, may be required to pay Parent a termination fee of $12.75 million. In addition, under certain circumstances, we may be required to reimburse Parent for its transaction expenses in an amount not to exceed $10.0 million. These provisions may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to our shareholders than the Merger. These provisions and certain specific circumstances are set forth in the Merger Agreement, which has been filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 30, 2007.

Our stock price and businesses may be adversely affected if the Merger is not completed.

If the Merger is not completed, the trading price of our common stock may decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. In addition, our businesses and operations may be harmed to the extent that our franchisors and others believe that we cannot effectively operate in the marketplace on a stand-alone basis, or there is employee uncertainty surrounding the future direction of the strategy by us on a stand-alone basis.

While the Merger Agreement is in effect, we are subject to significant restrictions on our business activities, and activities relating to the Merger may divert the attention of our employees.

While the Merger Agreement is in effect, we are subject to significant restrictions on our business activities and must generally operate our business in the ordinary course (subject to certain exceptions or the consent of Parent). In addition, while subject to the Merger Agreement, we are not permitted to pay any dividends on our common stock or make any other distribution, payable in cash, stock, property or otherwise, except for payment of our regular quarterly dividends with respect to outstanding shares of our common stock and the Series A Preferred Stock in accordance with the terms thereof as in effect on the date of the Merger Agreement. These interim operating covenants are set forth in the Merger Agreement, which has been filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 30, 2007. You should read the Merger Agreement for more details about the Merger and the interim operating covenants. Because of these restrictions on our business activities and because our employees will likely be required to divert significant attention to Merger-related activities, our ability to capitalize on growth opportunities and other business opportunities, make other capital expenditures as agreed with Parent, and sell assets and reduce our indebtedness, will be limited, which could have a material adverse effect on our future results of operations or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 2007, the Company held its Annual Meeting of Shareholders. The matters on which the shareholders voted, in person or by proxy, were:

•	for the election of members of the Board of Directors to serve until the 2008 Annual Meeting of Shareholders and until their successors are duly elected and qualified;

•	the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2007; and

•

shareholder proposal to call upon Directors to request that Eagle Chairman William P. Butler waive termination fees associated with Commonwealth management agreements in order to maximize shareholder value.

Election of Board of Directors:

Director	Votes For	Votes Against	Votes Withheld
William P. Butler	10,428,709	0	1,956,340
J. William Blackham	11,870,966	0	514,383
Robert J. Kohlhepp	11,144,888	0	1,240,161
Frank C. McDowell	12,156,126	0	228,923
Louis D. George	12,098,403	0	286,646
Thomas R. Engel	12,015,747	0	369,302
Thomas E. Costello	12,033,226	0	351,823
Thomas E. Banta	11,623,601	0	761,448
Paul S. Fisher	12,158,039	0	227,010

Ratification of Appointment of Independent Auditors:

Votes For	Votes Against	Votes Withheld
12,050,896	130,000	203,254

Request William Butler Waive Commonwealth Termination Fees:

Votes For	Votes Against	Votes Withheld
1,234,921	10,994,512	170,616

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated April 27, 2007, by and among Eagle Hospitality Properties Trust, Inc., EHP Operating Partnership, L.P., AP AIMCAP Holdings LLC, and AP AIMCAP Corporation, incorporated herein by reference to Exhibit 2.1 to the current report on Form 8-K filed April 30, 2007.

10.1	Amendment to employment agreement of Raymond D. Martz, incorporated herein by reference to Exhibit 10.1 to the current report of Form 8-K filed April 11, 2007.

10.2	Amendment to employment agreement of Brian Guernier, incorporated herein by reference to Exhibit 10.2 to the current report of Form 8-K filed April 11, 2007.

10.3	Guaranty, dated April 27, 2007, by Apollo Real Estate Investment Fund V, L.P. in favor of Eagle Hospitality Properties Trust, Inc., incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K filed April 30, 2007.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE HOSPITALITY PROPERTIES TRUST, INC.

By:	/s/ J. William Blackham
J. William Blackham
President and Chief Executive Officer

DATED: AUGUST 7, 2007

By:	/s/ Raymond D. Martz
Raymond D. Martz
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)

DATED: AUGUST 7, 2007